Form 10KSB
period 2006-12-31
SUNERGY INC
filed 2007-04-03
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[    ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-113023

SUNERGY,  INC.

(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Sunergy, Inc.

Christian Brulé, President

2415 Panorama Drive, Suite 100

North Vancouver, British Columbia

V7G 1G4

(Address of principal executive offices)

(604) 602-7144

Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__	No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ___X__	No ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes __X___  No ______

State issuer’s revenues for its most recent fiscal year: ___Nil____

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$513,950 as at April 2, 2007 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

10,139,500 shares of common stock as at April 2, 2007

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are an exploration stage company engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.  We own a 100% interest in one mineral claim, consisting of 15 cells, collectively known as the Hummingbird property.

Our plan of operation is to undertake the first phase of a possible multiphase exploration program on the Hummingbird property in order to ascertain whether it possesses economic quantities of copper.  There can be no assurance that economic mineral deposits or reserves, exist on the Hummingbird property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

There is no assurance that a commercially viable mineral deposit exists on the property.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Hummingbird Property Purchase Agreement

On April 10, 2003, we entered into an agreement with Ashworth Explorations Ltd., a private company owned by Mr. Clive Ashworth of West Vancouver, British Columbia, whereby he agreed to stake and sell to us a total of three mineral claims located in the Vancouver Mining Division of British Columbia that have the potential to contain copper, silver and gold mineralization or deposits.  Under the new claim ownership system in British Columbia, the property has now been reduced and converted into one claim that totals 15 cells and covers an area of 311 hectares.  A cell is a subunit of a claim and measures approximately 20 hectares. In order to acquire a 100% interest in these claims, we paid $3,450 to Ashworth Explorations Ltd.

In 2005 and 2006, we retained an agent, David Heyman of Vancouver, British Columbia, to re-stake the property and hold it in trust for us.  In 2006, we reduced the size of the property so that it only covers areas upon which we have discovered mineralization in our initial exploration.

Description, Location and Access

The Hummingbird property is located in the Vancouver Mining Division approximately 25 kilometers north-northeast of Powell River, British Columbia and 100 kilometers northwest of the city of Vancouver.  The property lies on the northwest part of Goat Island, which is located in Powell Lake.

Access to the claim is by road from Vancouver to the town of Powell River. From Powell River, the property can be reached by boat or helicopter.  One logging road exists on the Hummingbird property that extends to within 200 meters of the principal exploration areas.  For approximately $3,500, we should be able to extend this road directly to the areas of the claim that are most prospective.  This extension would also be adequate for any future advanced exploration and development purposes, if warranted.  We will only extend the road when it is necessary for the drilling phase of exploration. This would not likely occur until the summer of 2007.

A northeast trending ridge occupies the central part of the property.  The northwest slopes dip steeply into Powell Lake.  The southeast slopes are moderate to steep, leading into a U-shaped valley.  Clover Lake, which covers approximately 28 hectares, is within this valley in the southwest part of the property.  Elevations vary from 183 feet at Powell Lake to 2,249 feet on the main ridge, giving a total relief of 2,066 feet.

Exploration History

To date, no mineral deposit has been delineated on the Hummingbird property. Consequently there has been no significant commercial production from the property or any reserved or resource calculated. No officer or director of our company has visited the property.  We do not have a geologist or mining engineer’s report on the property.

All of the following information regarding past exploration on the property, other than exploration that Mr. Clive Ashworth has conducted on our behalf, is taken from public records kept by the British Columbia Mineral Titles Branch at its offices in Vancouver, British Columbia.  Any person may review these records by attending the Mineral Titles Branch’s office in person.

Prior to 1928, all exploration work on the Hummingbird property focused on the central portion of the claim.  A trench was blasted in the area that led to the discovery of significant chalcopyrite, a rock type often found with copper.  Approximately 140 tons were mined from this area grading 8% to 11% copper, 7 to 20 ounces per ton (“opt”) silver and 0.03 opt gold.  The 140 tons of material mined and shipped to a smelter were probably hand sorted, and likely represent the highest-grade parts of a much larger amount of mined material.

In 1929, a tunnel was driven into a rock bluff for 40 meters, approximately 25 vertical meters below the surface exposures.  This resulted in the additional discovery of rock mineralized with chalcopyrite.  Metal content figures were not reported.

The property was virtually dormant until 1983 when Corinth Resources Ltd. performed rock/soil geochemical analysis and magnetometer surveys over the property surface.

Geochemical analysis consists of a geologist and his assistant gathering grab samples with the most potential to host economically significant mineralization based on their observation of any surface rocks.  Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper.  All samples gathered are sent to a laboratory where they are crushed and analysed for metal content.

The magnetometer survey was used to measure the strength of the earth’s magnetic field.  Variations in the magnetic readings on the property may indicate the increased likelihood of precious or base minerals in the area. In this instance, the survey resulted in the discovery of a 50 meter long zone with higher than average magnetic rock.

In March 1998, geologist Fayz Yacoub and an assistant conducting additional rock sampling in the central area of the property.  The purpose of the work was to resample the known areas of mineralization on the Hummingbird property to evaluate their economic potential and to determine an approach for additional exploration.  Ten rock samples were collected and analysed for gold, silver and copper.  This work confirmed the potential economic grade values of copper and silver, along with a small amount of gold, over significant widths of the property.  However, the continuity of this mineralization has yet to be tested.

In October 2003, we retained Clive Ashworth, a mineral prospector, to complete an initial review of the Hummingbird property.  As a full time, self-employed, mineral prospector, he is retained as a consultant to review mineral properties to determine whether they may contain valuable mineralization.  He specifically searches for rock types on property surfaces that are commonly associated with mineralization.

Mr. Ashworth is not a geologist and has no specific training or credentials in mineral exploration.  Mr. Ashworth did not prepare any written report in connection with his property review.

Due to poor weather conditions and the time restraints imposed by the water taxi that transported Mr. Ashworth, our consultant, to the property, limited work was conducted.  The establishment of a grid was commenced on the property and five grab samples were collected.

Grid emplacement involves dividing a portion of the property being explored into small sections.  Results from exploration are recorded according to the area of the grid that was explored.

Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper and nickel.  All samples gathered were sent to a laboratory where they were crushed and analysed for metal content.  Significant levels of copper were discovered, but silver and gold levels were not anomalous.

All exploration, soil and rock sampling and surveys described in this section were conducted on the area covered by the claim that currently comprises the Hummingbird property.

Future Exploration

Based upon previous work conducted on the Hummingbird property, we intend to continue exploration on the claim to test the identified mineralized area in the center of the property, and to evaluate the potential of the remainder of the claim area.

In order to accomplish this, we intend to complete an additional exploration program on the Hummingbird property consisting of grid establishment over a 15-kilometer area, line cutting, soil sampling and mapping.

Line cutting involves removing bush from the property in order to produce straight clearings.  This provides grid boundaries for exploration work.  Typically, the area being explored is divided into small sections.  Results are recorded based on the area of the grid upon which exploration is being conducted.

Mapping involves recording previous exploration data on the property based on the grid area upon which the exploration was conducted.

Soil sampling involves gathering dirt from property areas with the most potential to host economically significant mineralization based on past exploration results.  Samples are gathered that appear to contain precious metals such as gold and silver, or industrial metals such as copper.  All samples gathered are sent to a laboratory where they are crushed and analysed for metal content.

Once we obtain results from our planned exploration program, we intend to conduct magnetometer and VLF-EM surveys over the grid area.

A magnetometer survey involves measuring the strength of the earth’s magnetic field.  Variations in the magnetic readings on the property may indicate the increased likelihood of precious or base minerals in the area.

VLF-EM surveys consist of two separate surveys:  the very low frequency (VLF) survey and the electromagnetic survey.  Very low frequency surveys use radio waves to determine whether rocks on a mineral property conduct electricity.  Electromagnetic surveys use electricity and magnets to determine conductivity.  Almost all of the precious and base metals that the Company seeks are above average conductors of electricity and will affect the VLF and electromagnetic readings.

Electromagnetic surveys involve measuring the strength of the earth’s magnetic field.  Variations in the magnetic readings on a property may indicate the increased likelihood of precious or base minerals in the area.

We completed an initial phase of exploration on the property costing January 2004 at a cost of $3,500.  Our follow-up exploration program in the spring of 2007 will involve completing geophysical surveys on the Hummingbird property.  We expect this cost about an additional $5,000.  A follow-up drill program will cost an estimated $75,000.  We will proceed to drilling if we determine that additional work is warranted based upon the results of the soil sampling phase of the work program and geophysical survey readings over these mineralized areas.

We will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon our analysis of the results that program.  At the completion of each phase, we will retain a consulting geologist who will review the results of exploration with our board of directors.  Based upon their review, our directors will then determine whether to proceed to the next phase of exploration.

Upon the completion of these preliminary exploration programs, we will need to spend extensive amounts of money and time on additional exploration before we are able to determine whether the Hummingbird property contains economic quantities of mineralization.

Our recoverability of minerals from the Hummingbird property will be subject to the confirmation of our interest in the underlying claim.  Such confirmation is required because the staking of mineral claims can be subject to deficiencies, including failure to comply with staking rules, failures to conduct required assessment work or fraud.  Usually, at a stage where a company discovers economically recoverable reserves, title searches and legal opinions are required to confirm the interest in the claim.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of British Columbia, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond if we significantly disturb the property surface.  This would first occur during the drilling phase of exploration.

In addition, production of minerals in the province of British Columbia requires prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk.

You should carefully consider the risks described below and the other information in this annual report before investing in our common stock.

If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Hummingbird property, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2006, we have no source of revenue.

At December 31, 2006, we had no cash on hand and our liabilities consisted of loans from our directors totaling $46,925, and $63,332 in accounts payable and accrued liabilities, of which $34,200 is due to our president, Mr. Christian Brulé, for rent and management fees.  We do not have any written agreements regarding the payment of our outstanding liabilities.  However, all of our creditors, other than Mr. Brulé are seeking payment of their liabilities in the short term.  The remedies available to these creditors include commencing legal action against us or withholding future services from us, though none of our creditors has indicated that he or she will be seeking such a remedy.

Our business plan calls for significant expenses in connection with the exploration of the Hummingbird property.  We will require additional funds to continue with exploration on the property.  We will also require additional financing in order to determine whether the property contains economic mineralization.  We will also require additional financing if the costs of the exploration of the Hummingbird property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for copper, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Hummingbird property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Because we have only recently commenced exploration of our Hummingbird mineral property, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on January 28, 2003 and to date have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the Hummingbird property and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine.  As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that our mineral claim contains economic mineralization or reserves of copper.  Exploration for minerals is a speculative venture necessarily involving substantial risk.

The probability of an individual prospect, such as the Hummingbird property, containing commercial quantities of copper, silver or gold is extremely remote.  It is unlikely that the property contains any reserves and, in all likelihood, all funds that we spend on exploration will be lost.  In addition, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE HUMMINGBIRD PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Hummingbird property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing copper of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production.  At this time, we cannot assure investors that we will be able to obtain such financing.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Auditor's Report to our audited financial statements for the year ended December 31, 2006 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under British Columbia mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do will not affect our current exploration plans, if we proceed to commence drilling operations on the Hummingbird property, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues.  In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied.  These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

IF TITLE TO THE HUMMINGBIRD PROPERTY IS BE SUBJECT TO DEFICIENCIES, WE MAY NOT BE ABLE TO ASSERT TITLE TO THE CLAIM.

Our recoverability of minerals from the Hummingbird property will be subject to the confirmation of our interest in the underlying claims.  Such confirmation is required because the staking of mineral claims can be subject to deficiencies, including failure to comply with staking rules, failures to conduct required assessment work or fraud.  If our title to the claims comprising the Hummingbird property cannot be confirmed, we may lose our interest in any mineralization we discover and our business plan will fail.

BECAUSE OUR DIRECTORS OWN 49% OF OUR OUTSTANDING COMMON STOCK, THEY WILL HAVE SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 49% of the outstanding shares of our common stock.  Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Christian Brulé only spends approximately 30% of his business time providing his services to us. While Mr. Brulé presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

We have retained a market maker that is preparing to file an application for quotation on the OTC Bulletin Board on our behalf.  However, there is no guarantee that this application will be accepted. Our shares may never trade on the bulletin board.  If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act.  The shares will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% interest in one mineral claim comprising the Hummingbird property.

We also are a party to an office services agreement with our president, Mr. Christian Brulé whereby he provides us with office space on a month to month basis at 2415 Panorama Drive, Suite 100, North Vancouver, British Columbia for $500 per month.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 1802 N Carson Street, Suite 212

Carson City, Nevada, USA 89701.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or quotation system.  We have retained a market maker to file an application for quotation on the OTC Bulletin Board on our behalf.  However, there is no guarantee that this application will be accepted.

We have 29 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended grid establishment, line cutting, soil sampling and mapping on the Hummingbird property.

We commenced and completed initial exploration of the Hummingbird property in January 2004. We intend to continue with exploration and conduct magnetometer and VLF-EM surveys over the grid area.  We anticipate that the cost of these surveys will be approximately $5,000.

Based upon positive results, we expect to commence a drill program on the Hummingbird property at a cost of about $75,000. Our directors will make the assessment as to whether to commence the drill program based on the recommendations of a qualified geologist.  We do not currently have arrangements with any geologist in this regard.

If the drill program is not justified given exploration results from our initial work, we intend to acquire additional mineral property interests for the purpose of exploration. We do not have any agreements in place with respect to other mineral properties or any specific properties in mind.

If we complete the initial drill program on the Hummingbird property, we will not be able to determine the potential cost of subsequent exploration until the initial drill results are reviewed.  However, it is likely that if significant mineralization is encountered, we will need to conduct additional drilling on the claim to determine whether the mineral content extends over a greater distance.  The cost of additional drilling will depend on the nature of the initial drilling results, but it is expected that such drilling would cost $200,000 to $300,000.

Upon the completion of these preliminary exploration programs, we will need to spend extensive amounts of money and time on additional exploration before we are able to determine whether the Hummingbird property contains economic quantities of mineralization.

As well, we anticipate spending an additional $11,000 on professional fees, including fees payable in connection with the filing of this annual report and complying with reporting obligations.  Administrative expenses over the period are expected to be approximately $40,000.

Total expenditures over the next 12 months are therefore expected to be $131,000.

We are not able to proceed with this plan of operation without additional financing.  We have not retained anyone to conduct our planned exploration programs.  However, we expect that the person will be a professional geologist who is familiar with the property area.  We anticipate that this program will take approximately 30 days, including the interpretation of all data collected.

At December 31, 2006, our liabilities included $63,332 in accounts payable and accrued liabilities, including $34,200 due to our president, Chris Brulé, for rent and management fees.

As well, we owed $46,925 at December 31, 2006 to our president, Christian Brulé for funds that he has lent to us.   Included in the related party loan is $27,250 which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $20,003 which is non-interest bearing, is unsecured and has no specific terms for repayment.

We do not have any written agreements regarding the payment of our outstanding liabilities.  However, all of our creditors, other than Mr. Brulé, are seeking payment of their liabilities in the short term.  The remedies available to these creditors include commencing legal action against us or withholding future services from us, though none of our creditors has indicated that he or she will be seeking such a remedy.

We will require additional funding in order to proceed with our intended exploration.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program.  We believe that debt financing will not be an alternative for funding the complete exploration program.  We do not have any arrangements in place for any future equity financing.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.

In its audit report relating to our financial statements for the period ended December 31, 2006, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing.  All of these factors continue to exist and raise doubt about our status as a going concern.

In order to address our working capital deficiency, our management intends to raise additional funding. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Results Of Operations For Period Ending December 31, 2006

We did not earn any revenues during the period ending December 31, 2006.  We do not anticipate earning revenues until such time as we have entered into commercial production on the Hummingbird property.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $39,746 for the period ending December 31, 2006. These operating expenses were comprised of $12,000 in management fees, $18,969 in accounting and audit fees, $6,000 in rent, filing fees of $733, interest charges of $1,959 and bank charges of $85.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

SUNERGY, INC.

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Sunergy, Inc.

(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Sunergy, Inc. (A Pre-exploration Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ deficiency for the years then ended and the period January 28, 2003 (Date of Inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Sunergy, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to address this substantial doubt are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	/s/ Amisano Hanson
March 21, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604 TELEPHONE: 604-689-0188
VANCOUVER CANADA FACSIMILE: 604-689-9773
V6C 2T7 E-MAIL: amishan@telus.net

SUNERGY, INC.

(A Pre-exploration Stage Company)

BALANCE SHEETS

December 31, 2006 and 2005

(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash	$-	$$65

LIABILITIES

Current
Bank indebtedness	$9	$-
Accounts payable and accrued liabilities – Note 6	63,332	52,389
Related party loan – Note 6	46,925	20,155

	110,266	72,544

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
75,000,000 shares authorized
10,139,500 shares issued (2005: 10,139,500)		10,139
Additional paid-in capital	17,109	15,150
Deficit accumulated during the pre-exploration stage	(137,514)	(97,768)

	(110,266)	(72,479)

	$-	$65

Nature and Continuance of Operations – Note 1

Commitment – Note 1

Subsequent Events – Note 7

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2006 and 2005

and for the period January 28, 2003 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

			January 28,
			2003 (Date of
			Inception) to
			December 31,
	2006	2005	2006

Expenses
Accounting and audit fees	$18,969	$5,719	$43,755
Bank charges	85	180	574
Filing fees	733	256	3,167
Interest – Note 6	1,959	938	3,298
Legal fees	-	1,000	8,920
Office and miscellaneous	-	-	100
Management fees – Note 6	12,000	12,000	47,000
Mineral property costs	-	-	7,200
Rent – Note 6	6,000	6,000	23,500

Net loss for the period	$(39,746)	$(26,093)	$(137,514)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	10,139,500	10,139,500

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2006 and 2005

and for the period January 28, 2003 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

			January 28,
			2003 (Date of
			Inception) to
			December 31,
	2006	2005	2006

Operating Activities
Net loss for the period	$(39,746)	$(26,093)	$(137,514)
Add item not affecting cash:
Interest	1,959	938	3,298
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	10,943	19,279	63,332

Cash used in operating activities	(26,844)	(5,876)	(70,884)

Financing Activities
Increase (decrease) in bank indebtedness	9	(11)	9
Capital stock issued	-	-	23,950
Increase in related party loan	26,770	5,952	46,925

Cash from financing activities	26,779	5,941	70,884

Increase (decrease) in cash during the period	(65)	65	-

Cash, beginning of the period	65	-	-

Cash, end of the period	$-	$65	$-

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the period January 28, 2003 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

					Deficit
					Accumulated
				Additional	During the
				Paid-in	Pre-Exploration
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash at	- $0.001	10,000,000	$10,000	$-	$-	$10,000
- at $0.10		139,500	139	13,811	-	13,950
Net loss for the period		-	-	-	(30,313)	(30,313)

Balance, as at December 31, 2003		10,139,500	10,139	13,811	(30,313)	(6,363)
Contributed interest		-	-	401	-	401
Net loss for the year		-	-	-	(41,362)	(41,362)

Balance, as at December 31, 2004		10,139,500	10,139	14,212	(71,675)	(47,324)
Contributed interest		-	-	938	-	938
Net loss for the year		-	-	-	(26,093)	(26,093)

Balance, as at December 31, 2005		10,139,500	10,139	15,150	(97,768)	(72,479)
Contributed interest		-	-	1,959	-	1,959
Net loss for the year		-	-	-	(39,746)	(39,746)

Balance, as at December 31, 2006		10,139,500	$10,139	$17,109	$(137,514)	$(110,266)

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 28, 2003 and is in the pre-exploration stage.  The Company has acquired a mineral property located in British Columbia and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain the necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $137,514 since its inception, has a working capital deficiency of $110,266 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Management of the Company has filed an SB2 Registration Statement, which includes a shareholder offering of 5,139,500 common shares at $0.10 per share and consequently the Company will not receive any proceeds from the offering.  This offering is subject to regulatory approval.  The costs of this offering will be paid for from proceeds from advances from shareholders and an anticipated equity financing.

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars) – Page 2

Note 2

Summary of Significant Accounting Policies – (cont’d)

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

Mineral Property

Costs of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“FAS”), No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars) – Page 3

Note 2

Summary of Significant Accounting Policies – (cont’d)

assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination.  The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with FAS No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses, if any, would be included in Other Income (Expenses) on the Statement of Operations.

Financial Instruments

The carrying value of cash, bank indebtedness, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 3

Mineral Property

Hummingbird Claim

By a mineral property staking and sales agreement dated April 10, 2003, the Company acquired a 100% undivided right, title and interest in and to the Hummingbird Claims located in the province of British Columbia, Canada by the payment of $3,450.

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars) – Page 4

Note 4

Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	2006	2005

Deferred Tax Assets
Non-capital loss carry-forward	$35,594	$21,036
Less: valuation allowance for deferred tax asset	(35,594)	(21,036)

	$-	$-

The Company has not filed its Federal income tax returns since inception of the Company.  Upon filing of the returns, adjustments may be required to the components of the deferred tax assets.  However, no expense will be recorded as a result of a full valuation allowance noted below.

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss.  At December 31, 2006 the Company has net operating loss carryforwards, which expire commencing in 2023, totalling approximately $137,514, the benefit of which has not been recorded in the financial statements.

Note 5

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars) – Page 5

Note 5

New Accounting Standards – (cont’d)

position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

Note 6

Related Party Transactions – Note 7

The Company was charged management fees and rent and recorded the fair value of interest on a non-interest bearing loan provided by a director of the Company as follows:

			January 28,
			2003 (Date of
			Inception to)
			December 31,
	2006	2005	2006

Interest	$1,959	$938	$3,298
Management fees	12,000	12,000	47,000
Rent	6,000	6,000	$23,500

	$19,959	$18,938	$73,798

Included in accounts payable and accrued liabilities is $34,200 (2005:  $26,950) owing to a director of the Company for unpaid rent and management fees.

Included in the related party loan due to a director of the Company is $27,250 (2005: $976) which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $20,003 (2005: $19,179) which is non-interest bearing, is unsecured and has no specific terms for repayment.

Note 7

Subsequent Events

On February 13, 2007, the President of the Company advanced $5,500 to the Company.  The loan is unsecured, bears interest at 5% per annum and has no specific terms for repayment.

On February 15, 2007, the Company prepaid $5,000 for consulting services.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  Directors, Executive Officers, Promoters And Control Persons

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director	Age
Christian Brulé	48
Lorne Lilley	43

Executive Officers:

Name of Officer	Age	Office
Christian Brulé	48	President, Chief
		Executive Officer
		and a Director

Lorne Lilley	43	Secretary, Treasurer
		Chief Financial Officer
		Principal Accounting
		Officer and a Director

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Christian Brulé has acted as our President, chief executive officer and as a director since our incorporation.  Since January and December 1999 respectively, he has acted as a director and president of Sunorca Development Corp., a British Columbia and Alberta reporting company involved in the exploration and development of oil and gas projects in Alberta and Tanzania.  Prior to March 13, 2002, Sunorca Development Corp. was known as First Telecom Corp. and was involved in the high technology and communications sectors.

Since August 1996, he has also acted as president of Deep Cove Management Ltd., formerly known as Pentium Communications Corp., a private company that provides management and consulting services to reporting companies that have obligations to file periodic disclosure with securities commissions in Canada.  In this role, Mr. Brulé is retained to ensure that these corporate clients accurately disclose material changes in their affairs, file financial statements and related reports in a timely manner and comply with the requirements of any stock exchanges upon which they are listed.

Mr. Brulé does not have any professional training or technical credentials in the exploration, development or operation of mines.

Currently, Mr. Brulé devotes most of his business time to the affairs or Sunorca Development Corp. and Deep Cove Management Ltd.  He devoted about 10% of his business time to our affairs in the past year and intends to devote approximately 50% of his time to our affairs in the next 12 months.

Mr. Lorne Lilley has acted as our chief financial officer, secretary, treasurer and as a director since our incorporation. For approximately the past 20 years, Mr. Lilley has been employed as an assistant manager of the Quesnel, British Columbia Save-On-Foods location.  Save-On-Foods is a grocery store chain based in British Columbia.

Mr. Lilley does not have any professional training or technical credentials in the exploration, development or operation of mines.

Currently, Mr. Lilley devotes most of his business time to his position at Save-On-Foods.  He devoted about 10% of his business time to our affairs in the past year and intends to devote the same amount of time to us in the next 12 months.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form

Chris Brulé	0	0	0
(President, CEO, and a director)

Lorne Lilley	0	0	0
(Secretary and a director)

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal periods ended December 31, 2004, 2005 and 2006.

Annual Compensation

Other Restricted Options/ LTIP Other

Name	Title	Year	Salary	Bonus	Comp.	Stock Awarded	*SARs (#’s)	Payouts ($)	Comp.
Chris Brule	President,	2006	$0	0	$12,000	0	0	0	$6,000
	CEO, & Director	2005	$0	0	$12,000	0	0	0	$6,000
		2004	$0	0	$12,000	0	0	0	$6,000
Lorne Lilley	Secretary &	2006	$0	0	0	0	0	0	0
	Director	2005	$0	0	0	0	0	0	0
		2004	$0	0	0	0	0	0	0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We have an agreement with Mr. Brulé whereby we pay him $1,000 per month for providing his management services to us on a month to month basis.  We do not have any employment or consulting agreement with Mr. Lilley.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Christian Brulé, President, Chief, Executive Officer And Director 1119 Gilston Road West Vancouver, B.C Canada	2,500,000	24.66%
Common Stock	Lorne Lilley Secretary, Treasurer Chief Financial Officer, Principal Accounting Officer and Director 1440 Beryl Road Quesnel, British Columbia. Canada	2,500,000	24.66%
Common Stock	All Officers and Directors as a Group that consists of two people	5,000,000	49.31%

The percent of class is based on 10,139,500 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*

Any of our directors or officers;

*

Any person proposed as a nominee for election as a director;

*

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

*

Any of our promoters;

*

Any relative or spouse of any of the foregoing persons who has the same house as such person.

We have agreements with Mr. Christian Brulé whereby we pay him $1,000 per month for management services and $500 per month for rent and office services on a month to month basis.  He is currently owed $20,700.  This amount is non-interest bearing, unsecured and has no fixed terms of repayment.

In addition, Mr. Brulé has loaned a total of $45,375 to us, of which $26,196 bears interest at 5% per annum, while the balance of $19,179 is non-interest bearing.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
5.1	Legal opinion of Warren J. Soloski, with consent to use*
10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003**
10.2	Management agreement dated February 1, 2003*
10.3	Office services agreement dated February 1, 2003*
10.4	Trust confirmation***
99.1	Location map**

*

previously filed with Form SB-2 on February 23, 2004

**

previously filed with Form SB-2 on June 30, 2004

***

previously filed with Form SB-2 on August 11, 2006

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2006
Audit fees	$3,460	$8,253
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	$2,329	$6,601

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  “All other fees” include the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunergy, Inc.

By

/s/ Christian Brulé

Christian Brulé

President, CEO and Director

Date: April 2, 2007

By

/s/ Lorne Lilley

Lorne Lilley

Secretary, Treasurer, Director,

principal accounting officer and

principal financial officer

Date: April 2, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Christian Brulé

Christian Brulé

President, CEO and Director

Date: April 2, 2007

By

/s/ Lorne Lilley

Lorne Lilley

Secretary, Treasurer, Director,

principal accounting officer and

principal financial officer

Date: April 2, 2007

Exhibit 31.1

CERTIFICATION

I, Christian Brulé, President and Chief Executive Officer of Sunergy, Inc., certify that:

1.

I have reviewed this annual report on Form 10-KSB of Sunergy, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual  report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date:  April 2, 2007

/s/ Christian Brulé

----------------------------------

Christian Brulé, President and C.E.O.

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Lorne Lilley, Treasurer and Director of Sunergy, Inc., certify that:

1.

I have reviewed this annual report on Form 10-KSB of Sunergy,      Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable  assurance regarding the reliability of financial reporting  and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely  to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date:  April 2, 2007

/s/ Lorne Lilley

--------------------------------------

Lorne Lilley, Secretary, Treasurer and Director

Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven Chan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Sunergy, Inc., for the fiscal year ended December 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Sunergy, Inc.

Date:  April 2, 2007

/s/ Christian Brulé
Christian Brulé
President, C.E.O. and
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Lorne Lilley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Sunergy, Inc., for the fiscal year ended December 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Sunergy, Inc.

Date:  April 2, 2007

/s/ Lorne Lilley
Lorne Lilley
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)