Form 10KSB/A
period 2006-12-31
SUNERGY INC
filed 2007-04-03
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

750 WEST PENDER STREET, SUITE 604 TELEPHONE: 604-689-0188
VANCOUVER CANADA FACSIMILE: 604-689-9773
V6C 2T7 E-MAIL: amishan@telus.net

SUNERGY, INC.

(A Pre-exploration Stage Company)

BALANCE SHEETS

December 31, 2006 and 2005

(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash	$-	$65

LIABILITIES

Current
Bank indebtedness	$9	$-
Accounts payable and accrued liabilities – Note 6	63,332	52,389
Related party loan – Note 6	46,925	20,155

	110,266	72,544

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
75,000,000 shares authorized
10,139,500 shares issued (2005: 10,139,500)	10,139	10,139
Additional paid-in capital	17,109	15,150
Deficit accumulated during the pre-exploration stage	(137,514)	(97,768)

	(110,266)	(72,479)

	$-	$65

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