Form 10QSB
period 2007-03-31
SUNERGY INC
filed 2007-05-17
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 333-113023

SUNERGY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

2415 Panorama Drive, Suite 100
NORTH VANCOUVER, BRITISH COLUMBIA V7G 1V4
CANADA	Telephone: (604) 602-7114
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 10,139,500 shares of common stock issued and outstanding at May 14, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

March 31, 2007 and December 31, 2006

(Stated in US Dollars)

(Unaudited)

	March 31,	December 31,
ASSETS	2007	2006

Current
Cash	$1,040	$-

LIABILITIES

Current
Bank indebtedness	$-	$9
Accounts payable and accrued liabilities – Note 4	$72,317	$63,332
Related party loan – Note 4	53,025	46,925

	125,342	110,266

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
75,000,000 shares authorized
10,139,500 shares issued (2006: 10,139,500)	10,139	10,139
Additional paid-in capital	17,476	17,109
Deficit accumulated during the pre-exploration stage	(151,917)	(137,514)

	(124,302)	(110,266)

	$1,040	$-

Nature and Continuance of Operations – Note 1

Commitment – Note 1

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended March 31, 2007 and 2006

and for the period January 28, 2003 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

			January 28,
			2003
			(Date of
			Inception)
	Three Months Ended		To
	March 31,		March 31,
	2007	2006	2007

Expenses
Accounting and audit fees	$3,617	$5,602	$47,372
Bank charges	50	25	624
Consulting fees	5,000	-	5,000
Filing fees	869	-	4,036
Interest – Note 4	367	467	3,665
Legal fees	-	-	8,920
Office and miscellaneous	-	-	100
Management fees – Note 4	3,000	3,000	50,000
Mineral property costs	-	-	7,200
Rent – Note 4	1,500	1,500	25,000

Net loss for the period	$(14,403)	$(10,594)	$(151,917)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	10,139,500	10,139,500

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2007 and 2006

and for the period January 28, 2003 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

			January 28,
			2003
			(Date of
			Inception)
	Three Months Ended		to
	March 31,		March 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (14,403)	$ (10,594)	$ (151,917)
Add items not affecting cash:
Interest	367	467	3,665
Change in non-cash working capital balances related to operations
Accounts payable and accrued liabilities	8,985	(14,932)	72,317

Cash used in operating activities	(5,051)	(25,059)	(75,935)

Financing Activities
Increase (decrease) in bank indebtedness	(9)	-	-
Capital stock issued	-	-	23,950
Increase in related party loan	6,100	25,000	53,025

Cash from financing activities	6,091	25,000	76,975

Increase (decrease) in cash during the period	1,040	(59)	1,040

Cash, beginning of the period	-	65	-

Cash, end of the period	$ 1,040	$ 6	$ 1,040

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 28, 2003 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
				During the
			Additional	Pre-
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.001	10,000,000	$ 10,000	$ -	$ -	$ 10,000
– at $0.10	139,500	139	13,811	-	13,950
Net loss for the period	-	-	-	(30,313)	(30,313)

Balance, as at December 31, 2003	10,139,500	10,139	13,811	(30,313)	(6,363)
Contributed interest	-	-	401	-	401
Net loss for the year	-	-	-	(41,362)	(41,362)

Balance, as at December 31, 2004	10,139,500	10,139	14,212	(71,675)	(47,324)
Contributed interest	-	-	938	-	938
Net loss for the year	-	-	-	(26,093)	(26,093)

Balance, as at December 31, 2005	10,139,500	10,139	15,150	(97,768)	(72,479)
Contributed interest	-	-	1,959	-	1,959
Net loss for the year	-	-	-	(39,746)	(39,746)

Balance, as at December 31, 2006	10,139,500	$ 10,139	$ 17,109	$ (137,514)	$ (110,266)
Contributed interest	-	-	367	-	367
Net loss for the period	-	-	-	(14,403)	(14,403)

Balance, as at March 31, 2007	10,139,500	$ 10,139	$ 17,476	$ (151,917)	$ (124,302)

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Sunergy, Inc. (“the Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006, as filed with the United States Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2007 are not indicative of results that may be expected for the full year.

Note 2

Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $151,917 since its inception, has a working capital deficiency of $124,302 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.  Since inception, the Company has funded operations through common stock issuances and related party loans.

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

Note 4

Related Party Transactions

The Company was charged management fees and rent and recorded the fair value of interest on a non-interest bearing loan provided by a director of the Company as follows:

			January 28, 2003
			(Date of
	Three Months Ended		Inception to)
	March 31,		March 31,
	2007	2006	2007

Interest	$ 367	$ 467	$ 3,665
Management fees	3,000	3,000	50,000
Rent	1,500	1,500	$ 25,000

	$ 4,867	$ 4,967	$ 78,665

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $38,700 (December 31, 2006:  $34,200) owing to a director of the Company for unpaid rent and management fees.

Included in the related party loan is $32,422 (December 31, 2006: $26,922) due to a director of the Company which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $20,603 (December 31, 2006: $20,003) is non-interest bearing, is unsecured and has no specific terms for repayment.

Note 5

Subsequent Event

On April 2, 2007, the President of the Company advanced $15,137 to the Company.  The loan is unsecured, bears interest at 5% per annum and has no specific terms for repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

As well, we anticipate spending an additional $11,000 on professional fees, including fees payable in connection with the filing of this quarterly report and complying with reporting obligations. Administrative expenses over the period are expected to be approximately $40,000.

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

At March 31, 2007, our liabilities included $72,317 in accounts payable and accrued liabilities, including $38,700 due to our president, Chris Brulé, for rent and management fees.

As well, we owed $53,025 at March 31, 2007 to our president, Christian Brulé for funds that he has lent to us. Included in the related party loan is $32,422, which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $20,603, which is non-interest bearing, is unsecured and has no specific terms for repayment.

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

Results Of Operations For Period Ending March 31, 2007

We did not earn any revenues during the period ending March 31, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production on the Hummingbird property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $14,403 for the three-month period ending March 31, 2007. These operating expenses were comprised of $3,000 in management fees, $3,617 in accounting and audit fees, $5,000 in consulting fees, $1,500 in rent, filing fees of $869, interest charges of $367 and bank charges of $50.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that our policies may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented in the notes to our financial statements.

When we prepare our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. We base these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying value of assets and liabilities that are not readily available from other sources. Actual results could differ from the amounts previously estimated, which were based on the information available at the time the estimates were made. Changes in estimates are recorded if and when better information becomes available.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make an assumption about a matter that was highly uncertain at the time the estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of a different estimate that we reasonably could have used in the current period, could have a material impact on our consolidated results of operations or financial condition.

As we are currently a pre-development stage company, with no revenues, we do not yet have an Audit Committee.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for us in the first interim or annual reporting period beginning after December 15, 2005. We adopted this standard effective for the year ended December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on our financial statements once adopted.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report.  This evaluation was conducted by our President, Mr. Christian Brule and our Secretary, Treasurer and principal accounting officer, Mr. Lorne Lilley.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on Effective Controls

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

Conclusions

Based upon his evaluation of our controls, the President and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date: May 14, 2007	By:	____________________________________
Name: Christian Brule Title: President and Chief Executive Officer Principal Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date: May 14, 2007	By:	____________________________________
Name: Lorne Lilley Title: Secretary, Treasurer and Director Principal Financial Officer