Form 10QSB
period 2007-06-30
SUNERGY INC
filed 2007-08-14
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 333-113023

SUNERGY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

2575 Palmerston Avenue
West Vancouver, British Columbia
V7V 2W4
CANADA	Telephone: (604) 602-7114
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 10,139,500 shares of common stock issued and outstanding at August 14, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

June 30, 2007 and December 31, 2006

(Stated in US Dollars)

(Unaudited)

		June 30,	December 31,
ASSETS		2007	2006

Current
Cash		$ 29	$ -

LIABILITIES

Current
Bank indebtedness		$ -	$ 9
Accounts payable and accrued liabilities – Note 4		$ 65,275	$ 63,332
Related party loan – Note 4		68,662	46,925

		133,937	110,266

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
75,000,000	shares authorized
10,139,500	shares issued (2006: 10,139,500)	10,139	10,139
Additional paid-in capital		18,068	17,109
Deficit accumulated during the pre-exploration stage		(162,115)	(137,514)

		(133,908)	(110,266)

		$ 29	$ -

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the six months ended June 30, 2007 and 2006

and for the period January 28, 2003 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

					January 28,
					2003
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		To
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$ 4,698	$ 3,186	$ 8,315	$ 8,788	$ 52,070
Bank charges	37	17	87	42	661
Consulting fees	-	-	5,000	-	5,000
Filing fees	371	380	1,240	380	4,407
Interest – Note 4	592	-	959	467	4,257
Legal fees	-	-	-	-	8,920
Office and miscellaneous	-	-	-	-	100
Management fees – Note 4	3,000	3,000	6,000	6,000	53,000
Mineral property costs	-	-	-	-	7,200
Rent – Note 4	1,500	1,500	3,000	3,000	26,500

Net loss for the period	$ (10,198)	$ (8,083)	$ (24,601)	$ (18,677)	$ (162,115)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	10,139,500	10,139,500	10,139,500	10,139,500

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2007 and 2006

and for the period January 28, 2003 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

			January 28,
			2003
			(Date of
			Inception)
	Six Months Ended		to
	June 30,		June 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (24,601)	$ (18,677)	$ (162,115)
Add items not affecting cash:
Interest expense	959	467	4,257
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	1,943	(6,790)	65,275

Cash used in operating activities	(21,699)	(25,000)	(92,583)

Financing Activities
Decrease in bank indebtedness	(9)	-	-
Capital stock issued	-	-	23,950
Increase in related party loan	21,737	25,000	68,662

Cash from financing activities	21,728	25,000	92,612

Increase in cash during the period	29	-	29

Cash, beginning of the period	-	-	-

Cash, end of the period	$ 29	$ -	$ 29

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 28, 2003 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
				During the
			Additional	Pre-
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.001	10,000,000	$ 10,000	$ -	$ -	$ 10,000
– at $0.10	139,500	139	13,811	-	13,950
Net loss for the period	-	-	-	(30,313)	(30,313)

Balance, as at December 31, 2003	10,139,500	10,139	13,811	(30,313)	(6,363)
Contributed interest	-	-	401	-	401
Net loss for the year	-	-	-	(41,362)	(41,362)

Balance, as at December 31, 2004	10,139,500	10,139	14,212	(71,675)	(47,324)
Contributed interest	-	-	938	-	938
Net loss for the year	-	-	-	(26,093)	(26,093)

Balance, as at December 31, 2005	10,139,500	10,139	15,150	(97,768)	(72,479)
Contributed interest	-	-	1,959	-	1,959
Net loss for the year	-	-	-	(39,746)	(39,746)

Balance, as at December 31, 2006	10,139,500	$ 10,139	$ 17,109	$ (137,514)	$ (110,266)
Contributed interest	-	-	959	-	959
Net loss for the period	-	-	-	(24,601)	(24,601)

Balance, as at June 30, 2007	10,139,500	$ 10,139	$ 18,068	$ (162,115)	$ (133,908)

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Sunergy, Inc. (“the Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006, as filed with the United States Securities and Exchange Commission.  The results of operations for the six months ended June 30, 2007 are not indicative of results that may be expected for the full year.

Note 2

Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $162,115 since its inception, has a working capital deficiency of $133,908 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.  Since inception, the Company has funded operations through common stock issuances and related party loans.

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

Note 4

Related Party Transactions

The Company was charged management fees and rent and recorded the fair value of interest on a non-interest bearing loan provided by a director of the Company as follows:

					January 28, 2003
					(Date of
	Three Months Ended		Six Months Ended		Inception to)
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Interest	$ 592	$ -	$ 959	$ 467	$ 3,880
Management fees	3,000	3,000	6,000	6,000	53,000
Rent	1,500	1,500	3,000	3,000	$ 26,500

	$ 5,092	$ 4,500	$ 9,959	$ 9,467	$ 83,380

Included in accounts payable and accrued liabilities is $43,200 (December 31, 2006:  $34,200) owing to a director of the Company for unpaid rent and management fees.

Included in the related party loan is $48,059 (December 31, 2006: $26,922) due to a director of the Company which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $20,603 (December 31, 2006: $20,003) is unsecured, non-interest bearing and has no specific terms for repayment.

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

At June 30, 2007, our liabilities included $65,275 in accounts payable and accrued liabilities, including $43,200 due to our president, Chris Brulé, for rent and management fees.

As well, we owed $68,662 at June 30, 2007 to our president, Christian Brulé for funds that he has lent to us. Included in the related party loan is $48,059, which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $20,603, which is non-interest bearing, is unsecured and has no specific terms for repayment.

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

In its audit report relating to our financial statements for the year ended December 31, 2006, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

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

Results Of Operations For Period Ending June 30, 2007

We did not earn any revenues during the period ending June 30, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production on the Hummingbird property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $10,198 for the three-month period ending June 30, 2007. These operating expenses were comprised of $3,000 in management fees, $4,698 in accounting and audit fees, $1,500 in rent, filing fees of $371, interest charges of $592 and bank charges of $37.

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

SUNERGY, INC.

Date: August 14, 2007	By:	/s/ Christian Brule
Name: Christian Brule Title: President and Chief Executive Officer Principal Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date: August 14, 2007	By:	/s/ Lorne Lilley
Name: Lorne Lilley Title: Secretary, Treasurer and Director Principal Financial Officer

Exhibit 31.1

CERTIFICATION

I, Christian Brule, President, Chief Executive Officer of Sunergy, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Sunergy, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our  supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls..

Date: August 14, 2007	By:	/s/ Christian Brule
Christian Brule, President, Chief Executive Officer and principal executive officer

Exhibit 31.2

CERTIFICATION

I, Lorne Lilley, Secretary, Treasurer and Principal accounting officer of Sunergy, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Sunergy, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our  supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls..

Date: August 14, 2007	By:	/s/ Lorne Lilley
Lorne Lilley, Secretary, Treasurer and principal accounting officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Christian Brule, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Sunergy, Inc., for the fiscal quarter ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Sunergy, Inc.

Date: August 14, 2007	By:	/s/ Christian Brule
Christian Brule, President, Chief Executive Officer and principal executive officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Lorne Lilley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Sunergy, Inc., for the fiscal quarter ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Sunergy, Inc.

Date: August 14, 2007	By:	/s/ Lorne Lilley
Lorne Lilley, Secretary, Treasurer and principal accounting officer