Form 10QSB
period 2007-09-30
SUNERGY INC
filed 2007-11-14
CIK 1261487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

x	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

___	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________to__________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

We had a total of 10,139,500 shares of common stock issued and outstanding at November 14, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No o

Transitional Small Business Disclosure Format: Yes o No x

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007 (Stated in US Dollars) (Unaudited)

SUNERGY, INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
ASSETS	2007	2006

Current
Cash	$8	$-

LIABILITIES

Current
Bank indebtedness	$-	$9
Accounts payable and accrued liabilities – Note 4	76,353	63,332
Related party loan – Note 4	71,081	46,925

	147,434	110,266

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
75,000,000 shares authorized
10,139,500 shares issued (2006: 10,139,500)	10,139	10,139
Additional paid-in capital	19,757	17,109
Deficit accumulated during the pre-exploration stage	(177,322)	(137,514)

	(147,426)	(110,266)

	$8	$-

SEE ACCOMPANYING NOTES

SUNERGY, INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2007 and 2006 and for the period January 28, 2003 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

					January 28,
					2003
					(Date of
					Inception)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$3,975	$3,000	$12,290	$11,788	$56,045
Bank charges	26	19	113	61	687
Consulting fees	-	-	5,000	-	5,000
Filing fees	452	353	1,692	733	4,859
Interest – Note 4	3,254	1,152	4,213	1,620	7,511
Legal fees	3,000	-	3,000	-	11,920
Office and miscellaneous	-	-	-	-	100
Management fees – Note 4	3,000	3,000	9,000	9,000	56,000
Mineral property costs	-	-	-	-	7,200
Rent – Note 4	1,500	1,500	4,500	4,500	28,000

Net loss for the period	$(15,207)	$(9,024)	$(39,808)	$(27,702)	$(177,322)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	10,139,500	10,139,500	10,139,500	10,139,500

SEE ACCOMPANYING NOTES

SUNERGY, INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2007 and 2006 and
for the period January 28, 2003 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

			January 28,
			2003
			(Date of
			Inception)
	Nine Months Ended		to
	September 30,		September 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$(39,808)	$(27,702)	$(177,322)
Add items not affecting cash:
Interest expense	2,648	750	5,946
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	13,021	987	76,353

Cash used in operating activities	(24,139)	(25,965)	(95,023)

Financing Activities
Increase (decrease) in bank indebtedness	(9)	10	-
Capital stock issued	-	-	23,950
Increase in related party loan	24,156	25,890	71,081

Cash from financing activities	24,147	25,900	95,031

Increase (decrease) in cash during the period	8	(65)	8

Cash, beginning of the period	-	65	-

Cash, end of the period	$8	$-	$8

SEE ACCOMPANYING NOTES

SUNERGY, INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period January 28, 2003 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
				During the
			Additional	Pre-
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash
– at $0.001	10,000,000	$10,000	$-	$-	$10,000
– at $0.10	139,500	139	13,811	-	13,950
Net loss for the period	-	-	-	(30,313)	(30,313)

Balance, as at December 31, 2003	10,139,500	10,139	13,811	(30,313)	(6,363)
Contributed interest	-	-	401	-	401
Net loss for the year	-	-	-	(41,362)	(41,362)

Balance, as at December 31, 2004	10,139,500	10,139	14,212	(71,675)	(47,324)
Contributed interest	-	-	938	-	938
Net loss for the year	-	-	-	(26,093)	(26,093)

Balance, as at December 31, 2005	10,139,500	10,139	15,150	(97,768)	(72,479)
Contributed interest	-	-	1,959	-	1,959
Net loss for the year	-	-	-	(39,746)	(39,746)

Balance, as at December 31, 2006	10,139,500	10,139	17,109	(137,514)	(110,266)
Contributed interest	-	-	2,648	-	2,648
Net loss for the period	-	-	-	(39,808)	(39,808)

Balance, as at September 30, 2007	10,139,500	$10,139	$19,757	$(177,322)	$(147,426)

SEE ACCOMPANYING NOTES

SUNERGY, INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Sunergy, Inc. (“the Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2006, as filed with the United States Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007 are not indicative of results that may be expected for the full year.

Note 2	Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $177,322 since its inception, has a working capital deficiency of $147,426 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. Since inception, the Company has funded operations through common stock issuances and related party loans.

Sunergy, Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

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

The Company was charged management fees and rent and recorded the fair value of interest on a non-interest bearing loan provided by a director of the Company as follows:

					January 28,
					2003
					(Date of
	Three Months Ended		Nine Months Ended		Inception to)
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Interest	$3,254	$1,152	$4,213	$1,620	$7,134
Management fees	3,000	3,000	9,000	9,000	56,000
Rent	1,500	1,500	4,500	4,500	$28,000

	$7,754	$5,652	$17,713	$15,120	$91,134

Included in accounts payable and accrued liabilities is $47,700 (December 31, 2006: $34,200) owing to a director of the Company for unpaid rent and management fees.

Included in the related party loan is $48,064 (December 31, 2006: $26,922) due to a director of the Company which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $23,017 (December 31, 2006: $20,003) is unsecured, non-interest bearing and has no specific terms for repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Our plan of operation for the twelve months following the date of this report is to complete the recommended grid establishment, line cutting, soil sampling and mapping on the Hummingbird property.

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

At September 30, 2007, our liabilities included $76,353 in accounts payable and accrued liabilities, including $47,700 due to our president, Chris Brulé, for rent and management fees.

As well, we owed $71,081 at September 30, 2007 to our president, Christian Brulé for funds that he has lent to us. Included in the related party loan is $48,064, which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $23,017, which is non-interest bearing, is unsecured and has no specific terms for repayment.

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

Results Of Operations For Period Ending September 30, 2007

We did not earn any revenues during the period ending September 30, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production on the Hummingbird property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $15,207 for the three-month period ending September 30, 2007. These operating expenses were comprised of $3,000 in management fees, $3,000 in legal fees, $3,975 in accounting and audit fees, $1,500 in rent, filing fees of $452, interest charges of $3,254 and bank charges of $26.

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

SUNERGY, INC.

Date: November 14, 2007	By: /s/ Christian Brule
Name: Christian Brule
Title: President and Chief Executive Officer
Principal Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date: November 14, 2007	By: /s/ Lorne Lilley
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls..

Date: November 14, 2007	By: /s/ Christian Brule
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls..

Date: November 14, 2007	By: /s/ Lorne Lilley
Lorne Lilley , Secretary,
Treasurer and Director
Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Christian Brule, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Sunergy, Inc., for the fiscal quarter ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Sunergy, Inc.

Date: November 14, 2007	By: /s/ Christian Brule
Christian Brule, President, Chief
Executive Officer and Principal
Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Lorne Lilley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Sunergy, Inc., for the fiscal quarter ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Sunergy, Inc.

Date: November 14, 2007	By: /s/ Lorne Lilley
Lorne Lilley, Secretary, Treasurer and
Principal Accounting Officer