Form 10KSB
period 2007-12-31
SUNERGY INC
filed 2008-04-14
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[    ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-52767

SUNERGY,  INC.

(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Sunergy, Inc.

Christian Brulé, President

2575 Palmerston Avenue

West Vancouver, British Columbia

V7V 2W4

(Address of principal executive offices)

(604) 809-9400

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

$1,284,875 as at April 14, 2008 based on the last bid price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

10,139,500 shares of common stock as at April 14, 2008

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are a pre-exploration stage company engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.  We own a 100% interest in one mineral claim, consisting of 15 cells, collectively known as the Hummingbird property.

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

In 2005, 2006 and 2007, we retained an agent, David Heyman of Vancouver, British Columbia, to re-stake the property and hold it in trust for us.  In 2006, we reduced the size of the property so that it only covers areas upon which we have discovered mineralization in our initial exploration.

Description, Location and Access

The Hummingbird property is located in the Vancouver Mining Division approximately 25 kilometers north-northeast of Powell River, British Columbia and 100 kilometers northwest of the city of Vancouver.  The property lies on the northwest part of Goat Island, which is located in Powell Lake.

Access to the claim is by road from Vancouver to the town of Powell River. From Powell River, the property can be reached by boat or helicopter.  One logging road exists on the Hummingbird property that extends to within 200 meters of the principal exploration areas.  For approximately $3,500, we should be able to extend this road directly to the areas of the claim that are most prospective.  This extension would also be adequate for any future advanced exploration and development purposes, if warranted.  We will only extend the road when it is necessary for the drilling phase of exploration. This would not likely occur until the summer of 2008.

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

Exploration History

To date, no mineral deposit has been delineated on the Hummingbird property. Consequently there has been no significant commercial production from the property or any reserve or resource calculated. No officer or director of our company has visited the property.  We do not have a geologist or mining engineer’s report on the property.

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

We completed an initial phase of exploration on the property in January 2004 at a cost of $3,500.  Our follow-up exploration program in the summer of 2008 will involve completing geophysical surveys on the Hummingbird property.  We expect this will cost about an additional $7,500.  A follow-up drill program will cost an estimated $75,000.  We will proceed to drilling if we determine that additional work is warranted based upon the results of the soil sampling phase of the work program and geophysical survey readings over these mineralized areas.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Hummingbird property, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2007, we have no source of revenue.

At December 31, 2007, we had $195 cash on hand and our liabilities consisted of loans from our directors totaling $79,234, and $89,042 in accounts payable and accrued liabilities, of which $52,200 is due to our president, Mr. Christian Brulé, for rent and management fees.  We do not have any written agreements regarding the payment of our outstanding liabilities.  However, all of our creditors, other than Mr. Brulé are seeking payment of their liabilities in the short term.  The remedies available to these creditors include commencing legal action against us or withholding future services from us, though none of our creditors has indicated that he or she will be seeking such a remedy.

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS DOES NOT SUCCEED.

The Independent Auditor's Report to our audited financial statements for the year ended December 31, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our net loss position, our failure to attain profitable operations, our inability to determine whether the property contains reserves that are economically recoverable, and our dependence upon obtaining adequate financing.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We also are a party to an office services agreement with our president, Mr. Christian Brulé whereby he provides us with office space on a month to month basis at 2575 Palmerston Avenue, West Vancouver, British Columbia for $500 per month.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock were cleared by FINRA (Financial Industry Regulatory Authority) on October, 19, 2007 for an unpriced quotation on the OTC Bulletin Board and Pink Sheets.

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

We commenced and completed initial exploration of the Hummingbird property in January 2004. We intend to continue with exploration and conduct magnetometer and VLF-EM surveys over the grid area.  We anticipate that the cost of these surveys will be approximately $7,500.

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

As well, we anticipate spending an additional $21,000 on professional fees, including fees payable in connection with the filing of this annual report and complying with reporting obligations.  Administrative expenses over the period are expected to be approximately $60,000.

Total expenditures over the next 12 months are therefore expected to be $142,500.

We are not able to proceed with this plan of operation without additional financing.  We have not retained anyone to conduct our planned exploration programs.  However, we expect that the person will be a professional geologist who is familiar with the property area.  We anticipate that this program will take approximately 30 days, including the interpretation of all data collected.

At December 31, 2007, our liabilities included $89,042 in accounts payable and accrued liabilities, including $52,200 due to our president, Chris Brulé, for rent and management fees.

As well, we owed $79,234 at December 31, 2007 to our President, Christian Brulé for funds that he has lent to us.   Included in the related party loan is $55,564 which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $23,670 which is non-interest bearing, is unsecured and has no specific terms for repayment.

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

In its audit report relating to our financial statements for the period ended December 31, 2007, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing.  All of these factors continue to exist and raise doubt about our status as a going concern.

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

Results Of Operations For Period Ending December 31, 2007

We did not earn any revenues during the period ending December 31, 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production on the Hummingbird property.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $55,103 for the period ending December 31, 2007. These operating expenses were comprised of $12,000 in management fees, $14,885 in accounting and audit fees, $6,000 in rent, filing fees of $10,986, mineral property costs of $3,865, interest charges of $2,218 and bank charges of $149.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

SUNERGY, INC.

(A Pre-exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Stated in US Dollars)

BDO Dunwoody LLP	#604 – 750 West Pender Street
Chartered Accountants	Vancouver, BC, Canada V6C 2T7
Telephone: (604) 689-0188
Fax: (604) 689-9773

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Sunergy, Inc.

(A Pre-exploration Stage Company)

We have audited the accompanying balance sheet of Sunergy, Inc. (the “Company”, a Pre-exploration Stage Company) as of December 31, 2007 and the related statements of operations, cash flows and stockholders’ deficiency for the year then ended and for the period January 28, 2003 (Date of Inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of the Company for the period from January 28, 2003 (Date of Inception) to December 31, 2006. Such statements are included in the cumulative inception to December 31, 2007 totals of the statements of operations, cash flows and stockholders' deficiency and reflect a net loss of 73% of the related cumulative totals. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amount for the period from January 28, 2003 (Date of Inception) to December 31, 2006 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these financial statements referred to above present fairly, in all material respects, the financial position of Sunergy, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended and for the period from January 28, 2003 (Date of Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, has not yet determined whether the property contains reserves that are economically recoverable or achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to address this substantial doubt are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chartered Accountants

Vancouver, Canada
April 3, 2008

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Sunergy, Inc.

(A Pre-exploration Stage Company)

We have audited the accompanying balance sheet of Sunergy, Inc. (A Pre-exploration Stage Company) as of December 31, 2006 and the related statements of operations, cash flows and stockholders’ deficiency for the years then ended and the period January 28, 2003 (Date of Inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Sunergy, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended and the period from January 28, 2003 (Date of Inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to address this substantial doubt are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada
March 21, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

SUNERGY, INC.

(A Pre-exploration Stage Company)

BALANCE SHEETS

December 31, 2007 and 2006

(Stated in US Dollars)

ASSETS	2007	2006

Current
Cash	$195	$-
Prepaid expense	2,712	-

	$2,907	$-

LIABILITIES

Current
Bank indebtedness	$-	$9
Accounts payable and accrued liabilities – Note 6	89,042	63,332
Related party loan – Notes 6 and 7	79,234	46,925

	168,276	110,266

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
75,000,000 shares authorized
10,139,500 shares issued (2006: 10,139,500)	10,139	10,139
Additional paid-in capital	17,109	17,109
Deficit accumulated during the pre-exploration stage	(192,617)	(137,514)

	(165,369)	(110,266)

	$2,907	$-

Nature of Operations and Ability to Continue as a Going Concern– Note 1

Subsequent Event – Note 7

SEE ACCOMPANYING NOTES AND REPORTS OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

SUNERGY, INC.

(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2007 and 2006

and for the period January 28, 2003 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

			January 28,
			2003
			(Date of
			Inception)
			to
			December 31,
	2007	2006	2007
			(Cumulative)

Expenses
Accounting and audit fees	$14,885	$18,969	$58,640
Bank charges	149	85	723
Consulting fees	5,000	-	5,000
Filing and transfer agent fees	10,986	733	14,153
Interest – Note 6	2,218	1,959	5,516
Legal fees	-	-	8,920
Office and miscellaneous	-	-	100
Management fees – Note 6	12,000	12,000	59,000
Mineral property costs	3,865	-	11,065
Rent – Note 6	6,000	6,000	29,500

Net loss for the period	$(55,103)	$(39,746)	$(192,617)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	10,139,500	10,139,500

SEE ACCOMPANYING NOTES AND REPORTS OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

SUNERGY, INC.

(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2007 and 2006

and for the period January 28, 2003 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

			January 28,
			2003
			(Date of
			Inception)
			to
			December 31,
	2007	2006	2007
			(Cumulative)

Cash Flows Used in Operating Activities
Net loss for the period	$(55,103)	$(39,746)	$(192,617)
Add items not affecting cash:
Accrued interest	-	1,959	3,298
Change in non-cash working capital balances
related to operations
Prepaid expense	(2,712)	-	(2,712)
Accounts payable and accrued liabilities	25,710	10,943	89,042

Cash used in operating activities	(32,105)	(26,844)	(102,989)

Cash Flows Provided by Financing
Activities
Increase (decrease) in bank indebtedness	(9)	9	-
Capital stock issued	-	-	23,950
Increase in related party loan	32,309	26,770	79,234

Cash from financing activities	32,300	26,779	103,184

Increase (decrease) in cash during the period	195	(65)	195

Cash, beginning of the period	-	65	-

Cash, end of the period	$195	$-	$195

SEE ACCOMPANYING NOTES AND REPORTS OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

SUNERGY, INC.

(A Pre-exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 28, 2003 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

				Deficit
				Accumulated
				During the
			Additional	Pre-
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash
– at $0.001	10,000,000	$10,000	$-	$-	$10,000
– at $0.10	139,500	139	13,811	-	13,950
Net loss for the period	-	-	-	(30,313)	(30,313)

Balance, as at December 31, 2003	10,139,500	10,139	13,811	(30,313)	(6,363)
Contributed interest	-	-	401	-	401
Net loss for the year	-	-	-	(41,362)	(41,362)

Balance, as at December 31, 2004	10,139,500	10,139	14,212	(71,675)	(47,324)
Contributed interest	-	-	938	-	938
Net loss for the year	-	-	-	(26,093)	(26,093)

Balance, as at December 31, 2005	10,139,500	10,139	15,150	(97,768)	(72,479)
Contributed interest	-	-	1,959	-	1,959
Net loss for the year	-	-	-	(39,746)	(39,746)

Balance, as at December 31, 2006	10,139,500	10,139	17,109	(137,514)	(110,266)
Net loss for the year	-	-	-	(55,103)	(55,103)

Balance, as at December 31, 2007	10,139,500	$10,139	$17,109	$(192,617)	$(165,369)

SEE ACCOMPANYING NOTES AND REPORTS OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada on January 28, 2003 and is in the pre-exploration stage.  The Company has acquired a mineral property located in British Columbia and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $192,617 since its inception, has a working capital deficiency of $165,369 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.  No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 2

Summary of Significant Accounting Policies

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Note 2

Summary of Significant Accounting Policies – (cont’d)

Pre-exploration Stage Company

The Company complies with the Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

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

Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  At December 31, 2007, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations.  As such, no asset retirement obligation accrual was made in the December 31, 2007 and 2006 financial statements.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollar as substantially all of the Company’s operations use this denomination.  The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Financial Instruments

The carrying value of cash, bank indebtedness, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short-term maturity nature of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 3

Mineral Property

Hummingbird Claim

By a mineral property staking and sales agreement dated April 10, 2003, the Company acquired a 100% undivided right, title and interest in and to the Hummingbird Claim located in the province of British Columbia, Canada by the payment of $3,450.

Note 4

Income Taxes

The Company's income tax expense for the years ended December 31, 2007 and 2006 differed from the United States statutory rates:

Note 4

Income Taxes – (cont’d)

	Years ended
	August 31,
	2007	2006

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$ (19,000)	$ (14,000)
Increase in income taxes resulting from:
Reserve for deferred tax asset	19,000	14,000

Income tax expense	$ -	$ -

The significant components of the Company’s deferred tax assets are as follows:

	2007	2006

Deferred Tax Assets
Net operating loss carry-forwards	$ 67,000	$ 48,000
Less: valuation allowance for deferred tax asset	(67,000)	(48,000)

	$ -	$ -

The Company has not filed its income tax returns since inception.  Upon filing of the returns, adjustments may be required to the components of the deferred tax assets. However, no expense will be recorded as a result of a full valuation allowance noted above.  The amounts presented are estimated as at December 31, 2007.   Actual losses available could differ from these estimates.

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss for the years presented.  At December 31, 2007 the Company has net operating loss carryforwards, which expire commencing in 2023, totalling approximately $193,000, the benefit of which has not been recorded in the financial statements.

Note 5

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Subsequently, the FASB issued SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value measurements for Purposes of Lease Classification or Measurement under Statement 13.”  In November 2007, FASB stated that SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and other assets currently carried at fair value on a recurring basis.  SFAS 157 is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities not currently carried at fair value on a recurring basis.  The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which is effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles such as historical cost.  The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company is currently analyzing the effects of the new standard and its potential impact, if any, on its consolidated financial statements.

Note 5

New Accounting Standards – (cont’d)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.  SAB 108 did not have a material impact on its financial position or results from operations.

Note 6

Related Party Transactions – Note 7

The Company was charged management fees, rent and interest on a loan provided by a director of the Company as follows:

			January 28,
			2003
			(Date of
			Inception to)
			December 31,
	2007	2006	2007

Interest	$2,218	$1,959	$5,516
Management fees	12,000	12,000	59,000
Rent	6,000	6,000	$29,500

	$20,218	$19,959	$94,016

Included in accounts payable and accrued liabilities is $52,200 (2006:  $34,200) owing to a director of the Company for unpaid rent and management fees.

Included in the related party loan due to a director of the Company is $55,564 (2006: $27,250) which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $23,670 (2006: $20,003) which is non-interest bearing, is unsecured and has no specific terms for repayment.

Note 7

Subsequent Events

Subsequent to the December 31, 2007, a Director of the Company has advanced $3,000 to the Company. The loan is unsecured, bears interest at 5% per annum and has no specific terms for repayment.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 21, 2008, Amisano Hanson, Chartered Accountants (“Amisano Hanson”) resigned as our independent accountants.  Amisano Hanson recently entered into an agreement with BDO Dunwoody LLP (“BDO Dunwoody”), pursuant to which Amisano Hanson has merged its operations into BDO Dunwoody and certain of the professional staff and partners joined BDO Dunwoody either as employees or partners of BDO Dunwoody and will continue to practice as members of BDO Dunwoody.

Amisano Hanson’s audit reports on our financial statements for the period from our inception on January 28, 2003 to December 31, 2003, and for the fiscal years ended December 31, 2004, 2005 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except that such reports on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company’s ability to continue as a going concern.. Furthermore, there were no disagreements between us and Amisano Hanson relating to the fiscal periods audited or any subsequent interim period through to the date of resignation on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to such disagreements in its reports.

We engaged BDO Dunwoody LLP, Chartered Accountants and Advisors (“BDO”) as our new independent accountant concurrent with the resignation of Amisano Hanson. Prior to engaging BDO Dunwoody, the Company did not consult with BDO Dunwoody regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by BDO Dunwoody on the Company's financial statements, and BDO Dunwoody did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART III

ITEM 9:  Directors, Executive Officers, Promoters And Control Persons

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director	Age
Christian Brulé	48
Lorne Lilley	44

Executive Officers:

Name of Officer	Age	Office
Christian Brulé	48	President, Chief
		Executive Officer
		And a Director

Lorne Lilley	44	Secretary, Treasurer
		Chief Financial Officer
		Principal Accounting
		Officer and a Director

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Christian Brulé has acted as our President, chief executive officer and as a director since our incorporation.  Since January 1999 he has acted as a director of Sunorca Development Corp., a British Columbia and Alberta reporting company involved in the exploration and development of oil and gas projects in Alberta and Tanzania.  Mr. Christian Brulé acted as President of Sunorca Development Corp. from December 1999 to December 2006 and acts as the current Secretary of Sunorca Development Corp. Prior to March 13, 2002, Sunorca Development Corp. was known as First Telecom Corp. and was involved in the high technology and communications sectors.

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

Currently, Mr. Brulé devotes a portion of his business time to the affairs or Sunorca Development Corp. and Deep Cove Management Ltd.  He devoted about 30% of his business time to our affairs in the past year and intends to devote approximately 50% of his time to our affairs in the next 12 months.

Mr. Lorne Lilley has acted as our chief financial officer, secretary, treasurer and as a director since our incorporation. Mr. Lilley recently retired as an assistant manager at the Quesnel, British Columbia Save-On-Foods location, an employment which he held for 20 years. Save-On-Foods is a grocery store chain based in British Columbia. Currently, Mr. Lilley is a partner in a Quesnel Beauty Salon and is involved in various housing construction projects in Quesnel, British Columbia.

Mr. Lilley does not have any professional training or technical credentials in the exploration, development or operation of mines.

Currently, Mr. Lilley devotes most of his business time to his beauty salon and construction businesses.  He devoted about 10% of his business time to our affairs in the past year and intends to devote the same amount of time to us in the next 12 months.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

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

Annual Compensation

Other Restricted Options/ LTIP Other

Name	Title	Year	Salary	Bonus	Comp.	Stock Awarded	*SARs (#’s)	Payouts ($)	Comp.
Chris Brule	President,	2007	$0	0	$12,000	0	0	0	$6,000
	CEO, & Director	2006	$0	0	$12,000	0	0	0	$6,000
		2005	$0	0	$12,000	0	0	0	$6,000
Lorne Lilley	Secretary &	2007	$0	0	0	0	0	0	0
	Director	2006	$0	0	0	0	0	0	0
		2005	$0	0	0	0	0	0	0

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Christian Brulé, President, Chief, Executive Officer And Director 2575 Palmerston Ave West Vancouver, B.C Canada	2,500,000	24.66%
Common Stock	Lorne Lilley Secretary, Treasurer Chief Financial Officer, Principal Accounting Officer and Director 1440 Beryl Road Quesnel, B.C. Canada	2,500,000	24.66%
Common Stock	All Officers and Directors as a Group that consists of two people	5,000,000	49.31%

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

We have agreements with Mr. Christian Brulé whereby we pay him $1,000 per month for management services and $500 per month for rent and office services on a month to month basis.  He is currently owed $52,200 in unpaid rent and management fees.  This amount is non-interest bearing, unsecured and has no fixed terms of repayment.

In addition, Mr. Brulé has loaned a total of $79,234 to us, of which $55,564 bears interest at 5% per annum, while the balance of $23,670 is non-interest bearing.

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

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants at the time, Amisano Hanson, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2007
Audit fees	$8,253	$6,322
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	$6,601	$10,611

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

Date: April 14, 2008

By

/s/ Lorne Lilley

Lorne Lilley

Secretary, Treasurer, Director,

principal accounting officer and

principal financial officer

Date: April 14, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Christian Brulé

Christian Brulé

President, CEO and Director

Date: April 14, 2008

By

/s/ Lorne Lilley

Lorne Lilley

Secretary, Treasurer, Director,

principal accounting officer and

principal financial officer

Date: April 14, 2008

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

Date:  April 14, 2007

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

Date:  April 14, 2008

/s/ Lorne Lilley

--------------------------------------

Lorne Lilley, Secretary, Treasurer and Director

Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Christian Brulé, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Sunergy, Inc., for the fiscal year ended December 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Sunergy, Inc.

Date:  April 14, 2008

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

Date:  April 14, 2008

/s/ Lorne Lilley
Lorne Lilley
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)