Form 10QSB
period 2008-03-31
SUNERGY INC
filed 2008-05-15
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 333-113023

SUNERGY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

2575 Palmerston Avenue
WEST VANCOUVER, BRITISH COLUMBIA V7V 2W4
CANADA	Telephone: (604) 809-9400
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 10,139,500 shares of common stock issued and outstanding at May 14, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Stated in US Dollars)

(Unaudited)

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

March 31, 2008 and December 31, 2007

(Stated in US Dollars)

(Unaudited)

	March 31,	December 31,
ASSETS	2008	2007

Current
Cash	$5,709	$195
Prepaid expense	-	2,712
	$5,709	$2,907

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$106,666	$89,042
Related party loan – Note 4	82,545	79,234

	189,211	168,276

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
75,000,000 shares authorized
10,139,500 shares issued (2007: 10,139,500)	10,139	10,139
Additional paid-in capital	17,109	17,109
Deficit accumulated during the pre-exploration stage	(210,750)	(192,617)

	(183,502)	(165,369)

	$5,709	$2,907

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended March 31, 2008 and 2007

and for the period January 28, 2003 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

(Unaudited)

			January 28, 2003
	Three Months Ended		(Date of Inception)
	March 31,		To
	2007	2007	March 31, 2008
			(Cumulative)
Expenses
Accounting and audit fees	$6,244	$3,617	$64,884
Bank charges	51	50	774
Consulting fees	-	5,000	5,000
Filing and transfer agent fees	3,159	869	17,312
Interest – Note 4	713	367	6,229
Legal fees	3,000	-	11,920
Office and miscellaneous	-	-	100
Management fees – Note 4	3,000	3,000	62,000
Mineral property costs	466	-	11,531
Rent – Note 4	1,500	1,500	31,000

Net loss and comprehensive loss for the period	$(18,133)	$(14,403)	$(210,750)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	10,139,500	10,139,500

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2008 and 2007

and for the period January 28, 2003 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

(Unaudited)

			January 28, 2003
	Three Months Ended		(Date of Inception)
	March 31,		to
	2008	2007	March 31, 2008

Cash Flows Used in Operating Activities
Net loss for the period	$(18,133)	$(14,403)	$(210,750)
Add items not affecting cash:
Accrued Interest	-	367	3,298
Change in non-cash working capital balances
related to operations
Prepaid expenses	2,712	-	-
Accounts payable and accrued liabilities	17,624	8,985	106,666

Cash used in operating activities	2,203	(5,051)	(100,786)

Cash Flows Provided by Financing Activities
Increase (decrease) in bank indebtedness	-	(9)	-
Capital stock issued	-	-	23,950
Increase in related party loan	3,311	6,100	82,545

Cash from financing activities	3,311	6,091	106,495

Increase in cash during the period	5,514	1,040	5,709

Cash, beginning of the period	195	-	-

Cash, end of the period	$5,709	$1,040	$5,709

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 28, 2003 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in	Deficit Accumulated During the Pre-Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash
– at $0.001	10,000,000	$10,000	$-	$-	$10,000
– at $0.10	139,500	139	13,811	-	13,950
Net loss for the period	-	-	-	(30,313)	(30,313)

Balance, as at December 31, 2003	10,139,500	10,139	13,811	(30,313)	(6,363)
Contributed interest	-	-	401	-	401
Net loss for the year	-	-	-	(41,362)	(41,362)

Balance, as at December 31, 2004	10,139,500	10,139	14,212	(71,675)	(47,324)
Contributed interest	-	-	938	-	938
Net loss for the year	-	-	-	(26,093)	(26,093)

Balance, as at December 31, 2005	10,139,500	10,139	15,150	(97,768)	(72,479)
Contributed interest	-	-	1,959	-	1,959
Net loss for the year	-	-	-	(39,746)	(39,746)

Balance, as at December 31, 2006	10,139,500	10,139	17,109	(137,514)	(110,266)
Net loss for the period	-	-	-	(55,103)	(55,103)
Balance, as at December 31, 2007	10,139,500	10,139	17,109	(192,617)	(165,369)
Net loss for the period	-	-	-	(18,133)	(18,133)

Balance, as at March 31, 2008	10,139,500	$10,139	$17,109	$(210,750)	$(183,502)

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Sunergy, Inc. (“the Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2007, as filed with the United States Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2008 are not indicative of results that may be expected for the full year.

Note 2

Nature of Operations and Ability to Continue as a Going Concern

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $210,750 since its inception, has a working capital deficiency of $183,502 and expects to incur further losses in the development of its business.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.  Since inception, the Company has funded operations through common stock issuances and related party loans.

Note 3

Mineral Property

Hummingbird Claim

By a mineral property staking and sales agreement dated April 10, 2003, the Company acquired a 100% undivided right, title and interest in and to the Hummingbird Claims located in the province of British Columbia, Canada by the payment of $3,450.

Note 4

Related Party Transactions

The Company was charged management fees, rent and interest on a loan provided by a director of the Company as follows:

	Three Months Ended		January 28, 2003
	March 31,		(Date of Inception to)
	2008	2007	March 31, 2008

Interest	$713	$367	$6,229
Management fees	3,000	3,000	62,000
Rent	1,500	1,500	$31,000

	$5,213	$4,867	$99,229

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $56,700 (December 31, 2007:  $52,200) owing to a director of the Company for unpaid rent and management fees.

Included in the related party loan is $60,564 (2007: $55,564) due to a director of the Company which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $22,033 (2007: $23,670) which is non-interest bearing, unsecured and has no specific terms for repayment.

Note 5

Subsequent Event

The President of the Company advanced $17,196 to the Company.  The loan is unsecured, bears interest at 5% per annum and has no specific terms for repayment.

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

At March 31, 2008, our liabilities included $106,666 in accounts payable and accrued liabilities, including $56,700 due to our president, Christian Brulé, for rent and management fees.

As well, we owed $82,545 at March 31, 2008 to our president, Christian Brulé for funds that he has lent to us. Included in the related party loan is $60,564, which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $22,034, which is non-interest bearing, is unsecured and has no specific terms for repayment.

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

Results of Operations for Period Ending March 31, 2008

We did not earn any revenues during the period ending March 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production on the Hummingbird property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $18,133 for the three-month period ending March 31, 2008. These operating expenses were comprised of $3,000 in management fees, $6,244 in accounting and audit fees, $3,000 in legal fees, $1,500 in rent, filing fees and transfer agent fees of $3,159, interest charges of $713, bank charges of $51 and $466 in mineral property costs.

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

SUNERGY, INC.

Date: May 14, 2008	By:
Name: Christian Brule Title: President and Chief Executive Officer Principal Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date: May 14, 2008	By:
Name: Lorne Lilley Title: Secretary, Treasurer and Director Principal Financial Officer