Form 10-Q
period 2008-06-30
SUNERGY INC
filed 2008-08-01
CIK 1261487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52767

SUNERGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	None
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
2575 Palmerston Avenue
West Vancouver, British Columbia, Canada	V7V 2W4
(Address of principal executive offices)	(Zip code)

(604) 809-9400
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2008, the Issuer had 10,139,500 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

June 30, 2008 and December 31, 2007

(Stated in US Dollars)

(Unaudited)

	June 30,	December 31,
ASSETS	2008	2007

Current
Cash	$59	$195
Prepaid expenses	-	2,712

	$59	$2,907

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$99,011	$89,042
Related party loan – Note 4	100,637	79,234

	199,648	168,276

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
75,000,000 shares authorized
10,139,500 shares issued (2007: 10,139,500)	10,139	10,139
Additional paid-in capital	17,109	17,109
Deficit accumulated during the pre-exploration stage	(226,837)	(192,617)

	(199,589)	(165,369)

	$59	$2,907

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2008 and 2007 and for the period January 28, 2003 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

(Unaudited)

					January 28, 2003
					(Date of Inception)
	Three Months Ended		Six Months Ended		To
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Expenses
Accounting and audit fees	$9,224	$4,698	$15,468	$8,315	$74,108
Bank charges	87	37	138	87	861
Consulting fees	-	-	-	5,000	5,000
Filing fees	778	371	3,937	1,240	18,090
Interest – Note 4	1,023	592	1,736	959	7,252
Legal fees	-	-	3,000	-	11,920
Office and miscellaneous	-	-	-	-	100
Management fees – Note 4	3,000	3,000	6,000	6,000	65,000
Mineral property costs	475	-	941	-	12,006
Rent – Note 4	1,500	1,500	3,000	3,000	32,500

Net loss for the period	$(16,087)	$(10,198)	$(34,220)	$(24,601)	$(226,837)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	10,139,500	10,139,500	10,139,500	10,139,500

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2008 and 2007 and

for the period January 28, 2003 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

(Unaudited)

			January 28, 2003
			(Date of Inception)
	Six Months Ended		to
	June 30,		June 30,
	2008	2007	2008

Cash Flows Used in Operating Activities
Net loss for the period	$(34,220)	$(24,601)	$(226,837)
Add item not affecting cash:
Accrued Interest	-	959	3,298
Change in non-cash working capital balances related to operations
Prepaid expenses	2,712	-	-
Accounts payable and accrued liabilities	9,969	1,943	99,011

Cash used in operating activities	(21,539)	(21,699)	(124,528)

Cash Flows Provided by Financing Activities
Increase (decrease) in bank indebtedness	-	(9)	-
Capital stock issued	-	-	23,950
Increase in related party loan	21,403	21,737	100,637

Cash from financing activities	21,403	21,728	124,587

Increase (decrease) in cash during the period	(136)	29	59

Cash, beginning of the period	195	-	-

Cash, end of the period	$59	$29	$59

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 28, 2003 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash
– at $0.001	10,000,000	$10,000	$-	$-	$10,000
– at $0.10	139,500	139	13,811	-	13,950
Net loss for the period	-	-	-	(30,313)	(30,313)

Balance, as at December 31, 2003	10,139,500	10,139	13,811	(30,313)	(6,363)
Contributed interest	-	-	401	-	401
Net loss for the year	-	-	-	(41,362)	(41,362)

Balance, as at December 31, 2004	10,139,500	10,139	14,212	(71,675)	(47,324)
Contributed interest	-	-	938	-	938
Net loss for the year	-	-	-	(26,093)	(26,093)

Balance, as at December 31, 2005	10,139,500	10,139	15,150	(97,768)	(72,479)
Contributed interest	-	-	1,959	-	1,959
Net loss for the year	-	-	-	(39,746)	(39,746)

Balance, as at December 31, 2006	10,139,500	10,139	17,109	(137,514)	(110,266)
Net loss for the period	-	-	-	(55,103)	(55,103)

Balance, as at December 31, 2007	10,139,500	10,139	17,109	(192,617)	(165,369)
Net loss for the period	-	-	-	(34,220)	(34,220)

Balance, as at June 30, 2008	10,139,500	$10,139	$17,109	$(226,837)	$(199,589)

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Sunergy, Inc. (“the Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2007, as filed with the United States Securities and Exchange Commission.  The results of operations for the six months ended June 30, 2008 are not indicative of results that may be expected for the full year.

Note 2

Nature of Operations and Ability to Continue as a Going Concern

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $226,837 since its inception, has a working capital deficiency of $199,589 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.  Since inception, the Company has funded operations through common stock issuances and related party loans.

Note 3

Mineral Property

Hummingbird Claim

By a mineral property staking and sales agreement dated April 10, 2003, the Company acquired a 100% undivided right, title and interest in and to the Hummingbird Claims located in the province of British Columbia, Canada by the payment of $3,450.

Note 4

Related Party Transactions

The Company was charged management fees and rent and interest on a loan provided by a director of the Company as follows:

					January 28, 2003
					(Date of
	Three Months Ended		Six Months Ended		Inception to)
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Interest	$896	$592	$1,609	$959	$7,125
Management fees	3,000	3,000	6,000	6,000	65,000
Rent	1,500	1,500	3,000	3,000	$32,500

	$5,396	$5,092	$10,609	$9,959	$104,625

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $61,200 (December 31, 2007:  $52,200) owing to a director of the Company for unpaid rent and management fees.

Included in the related party loan is $76,967 (December 31, 2007: $55,564) due to directors of the Company which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $23,670 (December 31, 2007: $23,670) is unsecured, non-interest bearing and has no specific terms for repayment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Sunergy,” and the “Company” mean Sunergy, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Introduction

We were incorporated in the State of Nevada, USA, on January 28, 2003. We are in a pre-exploration stage of the exploration of our mineral property, called the “Hummingbird Claims”, located in the Province of British Columbia, Canada.

Plan of Operation

Our plan of operation over the next 12 months is to complete the recommended grid establishment, line cutting, soil sampling and mapping, and potentially performing drilling on the Hummingbird property.

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

Administrative expenses over the next 12 months are expected to be approximately $60,000.

Management intends to continue to have Sunergy’s outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor.  Our outside consultant is expected to charge Sunergy approximately $2,835 to prepare its quarterly financial statements and approximately $945 to prepare its annual financial statements.  Our independent auditor is expected to charge approximately $9,600 to review its quarterly financial statements and approximately $10,000 to audit its annual financial statements.  In the next 12 months, management anticipates spending approximately $23,380 to pay for Sunergy’s accounting and audit requirements.

Additionally, management expects to incur legal costs of approximately $2,500 per quarter to support three quarterly 10-Q filings and $5,000 to support one annual 10-K filing.  In the next twelve months, management anticipates spending approximately $12,500 for legal costs to pay for three quarterly filings and one annual filing.

Total expenditures over the next 12 months are therefore expected to be $142,500. This is just an estimate as there may be cost variations over the next 12 months regarding administration, property exploration and development, and there may be potential changes in our mining property portfolio through acquisitions or dispositions of properties. We are not able to proceed with this plan of operation without additional financing. We have not retained anyone to conduct our planned exploration programs. However, we expect that the person will be a professional geologist who is familiar with the property area. We anticipate that this program will take approximately 30 days, including the interpretation of all data collected.

At June 30, 2008, our liabilities included $99,011 in accounts payable and accrued liabilities, including $61,200 due to Christian Brulé, for rent and management fees.

As well, at June 30, 2008 we owed $90,582 to our President, Christian Brulé and $10,055 to our Chief Financial Officer, Lorne Lilley for funds that they have lent to us. Included in the related party loan is $76,967, which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $23,670, which is non-interest bearing, is unsecured and has no specific terms for repayment.

We do not have any written agreements regarding the payment of our outstanding liabilities. However, all of our creditors, other than Mr. Brulé and Mr. Lilley, are seeking payment of their liabilities in the short term. The remedies available to these creditors include commencing legal action against us or withholding future services from us, though none of our creditors has indicated that he or she will be seeking such a remedy.

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

Results of Operations For Period Ending June 30, 2008 and 2007

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

We do not anticipate earning revenues until such time as we have entered into commercial production on the Hummingbird property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Three month Summary ending June 30, 2008 and 2007

		Three Months Ended June 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$16,087		$10,198
Net Loss		$16,087		$10,198

Expenses

Our operating expenses for the three month periods ended June 30, 2008 and 2007 are outlined in the table below:

		Three Months Ended June 30
		2008		2007
Accounting and audit fees		$9,224		$4,698
Bank charges		$87		$37
Consulting fees	$	Nil	$	Nil
Filing fees		$778		$371
Interest		$1,023		$592
Legal fees	$	Nil	$	Nil
Office and miscellaneous	$	Nil	$	Nil
Management fees		$3,000		$3,000
Mineral property costs		$475	$	Nil
Rent		$1,500		$1,500

Operating expenses for the three months ended June 30, 2008, increased by 57.75% as compared to the comparative period in 2007 primarily as a result of an increase in accounting and audit fees and interest.

Six month Summary ending June 30, 2008 and 2007

		Six Months Ended June 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$34,220		$24,601
Net Loss		$34,220		$24,601

Expenses

Our operating expenses for the six month periods ended June 30, 2008 and 2007 are outlined in the table below:

		Six Months Ended April 30
		2008		2007
Accounting and audit fees		$15,468		$8,315
Bank charges		$138		$87
Consulting fees	$	Nil		$5,000
Filing fees		$3,937		$1,240
Interest		$1,736		$959
Legal fees		$3,000	$	Nil
Office and miscellaneous	$	Nil	$	Nil
Management fees		$6,000		$6,000
Mineral property costs		$941	$	Nil
Rent		$3,000		$3,000

Operating expenses for the six months ended June 30, 2008, increased by 39.10% as compared to the comparative period in 2007 primarily as a result of an increase in accounting and audit fees, filing fees, legal fees and interest.

Liquidity and Financial Condition

Working Capital
	At June 30, 2008	At December 31, 2007	Percentage Increase/Decrease
Current Assets	$59	$2,907	(98%)
Current Liabilities	$199,648	$168,276	18.64%
Working Capital	$(199,589)	$(165,369)	20.69%

Cash Flows
		At June 30, 2008		At June 30, 2007
Net Cash Used in Operating Activities		$(21,539)		$(21,699)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$21,403		$21,728
Increase In Cash During The Period		$(136)		$29

As of June 30, 2008, our company had a working capital deficit of $199,589. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c)  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and principal accounting and financial officer (our secretary, treasurer and chief financial officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2008, the end of period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.

  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Associated With Mining

Our property is in the pre-exploration stage. There is no assurance that we can establish the existence of any mineral resource on our property in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite pre-exploration work on our mineral property, we have not established that they contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral property or for the construction and operation of a mine on our property at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on our property in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on our property, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource property or from the extraction and sale of precious and base metals. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties since 2003 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral property contains any mineral reserve or, if it does that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any disposition of our property, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and build and operate a mine. We had cash in the amount of $59 as of June 30, 2008. At June 30, 2008, we had a working capital deficit of $199,589. We incurred a net loss of $16,087 for the three months ended June 30, 2008 and $226,837 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated April 3, 2008, to comment about our company’s ability to continue as a going concern.  Management has plans to seek additional capital through a private placement of our capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

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

SUNERGY, INC.

Date: July 31, 2008	By:	/s/ Christian Brulé
Name: Christian Brule Title: President and Chief Executive Officer Principal Executive Officer

SUNERGY, INC.

Date: July 31, 2008	By:	/s/ Lorne Lilley
Name: Lorne Lilley Title: Secretary, Treasurer and Director Principal Financial Officer