Form 10KSB/A
period 2007-12-31
SUNERGY INC
filed 2008-09-12
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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
incorporation or organization)

Sunergy, Inc.

Christian Brulé, President

2575 Palmerston Avenue

West Vancouver, BC
V7V 2W4

(Address of principal executive offices)

(602) 809-9400

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

10,139,500 shares of common stock as at April 14, 2008

EXPLANATORY NOTE

         This Amendment No. 1 to our Annual Report on Form 10-KSB ("Amendment") for the year ended December 31, 2007, which was originally filed on April 14, 2008 (the "Original Filing") is for the purpose of including management's assessment of internal control for the year ended December 31, 2007 in Part II, Item 8A(T), and revising the certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 and 906 of the Sarbanes-Oxley Act to conform with Item 601(b)(31) of Regulation S-B.  Part II, Item 8A(T) in this Amendment replaces Part II, Item 8A in the Original Filing.

        Except for the revisions described above, this Amendment does not amend, modify or update the Original Filing.  This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred subsequent to the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

Part II

Item 8A(T).    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

        Sunergy's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that review and evaluation, the principal executive officer and principal financial officer had initially concluded in the December 31, 2007 10-KSB, that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective. For disclosure purposes, the Company was required to include Management’s Report on Internal Control Over Financial Reporting in the December 31, 2007 10-KSB.  The Company failed to include the required Management’s Report on Internal Control Over Financial Reporting in the December 31, 2007 10-KSB as part of the disclosure controls and procedures.  Due to the failure to include this report in the December 31, 2007 10-KSB, we now conclude that our disclosure controls and procedures were not effective as of December 31, 2007.

        Our plan to remediate the foregoing problem with our disclosure controls and procedures which existed as of December 31, 2007 is to closely monitor and stay abreast of changes and modifications that impact the Company’s reporting obligations, and respond accordingly. This involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), as amended) for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The Company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are made in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance that unauthorized acquisitions, use or disposition of Company assets that could have a material effect on the Company's financial statements would be prevented or detected on a timely basis.  All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in the annual report.

Changes in Internal Controls Over Financial Reporting

        During the most recent fiscal year, there have not been any changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

Part III

Item 13. Exhibits

        (a) Exhibits

31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.1	Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.
By:	/s/ CHRISTIAN BRULE _____________________________ Christian Brule Chief Executive Officer and Director September 11, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE

/s/ CHRISTIAN BRULE ___________________________ Christian Brule	Director and Chief Executive Officer (Principal Executive Officer)	September 11, 2008
/s/ LORNE LILLEY ____________________________ Lorne Lilley	Chief Financial Officer (Principal Financial and Accounting Officer)	September 11, 2008