Form 10-Q
period 2008-09-30
SUNERGY INC
filed 2008-11-17
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2008
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52767
SUNERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
8711 E. Paraiso Dr., SCOTTSDALE, ARIZONA				85255
(Address of principal executive offices)				(Zip Code)
(602) 740-1132
(Registrant’s telephone number, including area code)
N/A
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

[X] YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[X]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
51,297,500 common shares issued and outstanding as of November 14, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

(Unaudited)

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

September 30, 2008 and December 31, 2007

(Stated in US Dollars)

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current
Cash	$35,413	$195
Prepaid expenses	-	2,712

	$35,413	$2,907

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 4 and 6	$107,054	$89,042
Related party loans – Notes 4 and 6	33,218	79,234

	140,272	168,276

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Note 5
375,000,000 shares authorized
50,697,500 shares issued (2007: 50,697,500)	50,698	50,698
Additional paid-in capital	16,550	16,550
Share subscriptions – Note 6		-
	108,000
Deficit accumulated during the pre-exploration stage	(280,107)	(232,617)

	(104,859)	(165,369)

	$35,413	$2,907

Nature of Operations and Ability to Continue as a Going Concern – Note 2
Subsequent Events – Note 6

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the nine months ended September 30, 2008 and 2007 and

for the period January 28, 2003 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

(Unaudited)

					(Cumulative)
					January 28,
					2003 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Expenses
Accounting and audit fees	$3,735	$3,975	$19,203	$12,290	$77,843
Bank charges	32	26	170	113	893
Consulting fees	-	-	-	5,000	5,000
Filing fees	3,582	452	7,519	1,692	21,672
Interest – Note 4	955	3,254	2,691	4,213	8,207
Legal fees	-	3,000	3,000	3,000	11,920
Office and miscellaneous	-	-	-	-	100
Management fees – Note 4	3,000	3,000	9,000	9,000	68,000
Mineral property costs	466	-	1,407	-	12,472
Rent – Note 4	1,500	1,500	4,500	4,500	34,000

Net loss for the period	$(13,270)	$(15,207)	$(47,490)	$(39,808)	$(240,107)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	50,697,500	50,697,500	50,697,500	50,697,500

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2008 and 2007 and

for the period January 28, 2003 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

(Unaudited)

			(Cumulative)
			January 28,
			2003 (Date of
	Nine Months Ended		Inception) to
	September 30,		September 30,
	2008	2007	2008

Cash Flows Used in Operating Activities
Net loss for the period	$(47,490)	$(39,808)	$(240,107)
Add item not affecting cash:
Accrued Interest	-	2,648	3,298
Change in non-cash working capital balances
related to operations
Prepaid expenses	2,712	-	-
Accounts payable and accrued liabilities	18,012	13,021	107,054

Cash used in operating activities	(26,766)	(24,139)	(129,755)

Cash Flows Provided by Financing Activities
Share Subscriptions	108,000	-	108,000
Decrease in bank indebtedness	-	(9)	-
Capital stock issued	-	-	23,950
Increase (decrease) in related party loans	(46,016)	24,156	33,218

Cash from financing activities	61,984	24,147	165,168

Increase in cash during the period	35,218	8	35,413

Cash, beginning of the period	195	-	-

Cash, end of the period	$35,413	$8	$35,413

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 28, 2003 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
					During the
			Additional		Pre -
	Common Shares		Paid-in	Share	Exploration
	Number	Par Value	Capital	Subscription	Stage	Total

Capital stock issued for cash (1)
– at $0.001	50,000,000	$50,000	$-	$-	$(40,000)	$10,000
– at $0.10	697,500	50,698	13,252	-	-	13,950
Net loss for the period	-	-	-	-	(30,313)	(30,313)

Balance, as at December 31, 2003	50,697,500	40,698	13,252	-	(70,313)	(6,363)
Contributed interest	-	-	401	-	-	401
Net loss for the year	-	-	-	-	(41,362)	(41,362)

Balance, as at December 31, 2004	50,697,500	50,698	13,653	-	(111,675)	(47,324)
Contributed interest	-	-	938	-	-	938
Net loss for the year	-	-	-	-	(26,093)	(26,093)

Balance, as at December 31, 2005	50,697,500	50,698	14,591	-	(137,768)	(72,479)
Contributed interest	-	-	1,959	-	-	1,959
Net loss for the year	-	-	-	-	(39,746)	(39,746)

Balance, as at December 31, 2006	50,697,500	50,698	16,550	-	(177,514)	(110,266)
Net loss for the period	-	-	-	-	(55,103)	(55,103)

Balance, as at December 31, 2007	50,697,500	50,698	16,550	-	(232,617)	(165,369)
Shares subscriptions received	-	-	-	108,000	-	108,000
Net loss for the period	-	-	-	-	(47,490)	47,490

Balance, as at June 30, 2008	50,697,500	$50,698	$16,550	$108,000	$(280,107)	$(104,859)

(1) The number of shares issued and outstanding was retroactively restated to reflect a 5 for 1 forward stock split, effective October 7, 2008.  The par value of the share issuances is adjusted to reflect the restated par value of each share issuance.  The corresponding adjustment is charged to additional paid-in capital, except where the adjustment would be negative, in which case the adjustment is recorded in Deficit accumulated during the pre-exploration stage.

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Sunergy, Inc. (“the Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2007, as filed with the United States Securities and Exchange Commission.  The results of operations for the nine months ended September 30, 2008 are not indicative of results that may be expected for the full year.

Note 2

Nature of Operations and Ability to Continue as a Going Concern

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $280,107 since its inception, has a working capital deficiency of $104,859 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.  Since inception, the Company has funded operations through common stock issuances and related party loans.

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 2

Note 3

Mineral Property

Hummingbird Claim

By a mineral property staking and sales agreement dated April 10, 2003, the Company acquired a 100% undivided right, title and interest in and to the Hummingbird Claims located in the province of British Columbia, Canada by the payment of $3,450.

Note 4

Related Party Transactions

The Company was charged management fees and rent and interest on a loan provided by a directors of the Company as follows:

					January 28,
					2003 (Date of
	Three Months Ended		Nine Months Ended		Inception to)
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Interest	$955	$3,254	$2,564	$4,213	$8,080
Management fees	3,000	3,000	9,000	9,000	68,000
Rent	1,500	1,500	4,500	4,500	$34,000

	$5,455	$7,754	$16,064	$17,713	$110,080

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $64,750 (December 31, 2007:  $52,200) owing to directors of the Company for unpaid rent and management fees.

Included in the related party loan is $8,593 (December 31, 2007: $55,564) due to directors of the Company which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and 24,625 (December 31, 2007: $23,670) is unsecured, non-interest bearing and has no specific terms for repayment.

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 3

Note 5

Stockholders’ Equity

On September 16, 2008, the Company’s Board of Directors approved a 5 for 1 forward stock split which was effective on October 7, 2008 with the filing of a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada.  The effect of this forward stock split was to increase the authorized share capital from 75,000,000 shares of common stock, par value $0.001, to 375,000,000 shares of common stock, par value $0.001 and to increase the issued and outstanding shares of common stock from 10,139,500 common shares to 50,697,500 common shares.  The number of common shares issued and outstanding has been retroactively restated to reflect this forward stock split.

Note 6

Subsequent Events

a)

On October 10 2008, the Company agreed to issue 600,000 units at $0.25 per unit for gross proceeds of $150,000.  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one share of common stock at $0.25 per share.  These warrants expire in twenty-four months from the date of issue. Included in share subscriptions at September 30, 2008 is $108,000 in proceeds relating to this share issuance.  On October 6, 2008, the Company received the remaining $42,000 of proceeds.

b)

By a mining acquisition agreement dated October 31, 2008, the Company agreed to acquire a 100% interest in a mineral concession located in the Ashanti region of Ghana, known s the Nyinahin concession, in consideration of $1,000,000 consisting of:

i)

$50,000 to be paid within 5 days of the effective date of the agreement ($12,500 paid);

ii)

$200,000 by December 31, 2008;

iii)

$250,000 by April 30, 2009;

iv)

2,000,000 common shares of the Company, to be issued once the $50,000 noted above has been paid;

c)

Subsequent to September 30, 2008, the Company repaid $52,700 in related party loans and accounts payable outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Sunergy” mean Sunergy, Inc., unless otherwise stated.

Corporate Overview

We were incorporated in the State of Nevada, USA, on January 28, 2003. We are in a pre-exploration stage of the exploration of our mineral property, called the “Hummingbird Claims”, located in the Province of British Columbia, Canada.

On September 12, 2008, Lorne Lilley resigned as treasurer, secretary and a director of our company and Christian Brule resigned as president of our company. As a result of these resignations, George Polyhronopolous and Joseph B. Guerrero were elected directors of our company. On the same date Mr. Polyhronopolous was appointed secretary and treasurer of our company and Mr. Guerrero was elected president. Our board of directors now consists of Christian Brule, George Polyhronopolous and Joseph Guerrero.

On September 16, 2008, our board of directors approved a one (1) old for five (5) new forward stock split of our authorized and issued and outstanding shares of common stock. The certificate of change was filed with the Nevada Secretary of State on September 23, 2008, effective October 7, 2008. Following the stock spilt our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 375,000,000 shares of common stock with a par value of $0.001.

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 2

We have issued five (5) shares of common stock in exchange for every one (1) share of common stock issued and outstanding.  This has increased our issued and outstanding share capital from 10,139,500 shares of common stock to 50,697,500 shares of common stock.

On October 31, 2008, we entered into an agreement with General Metals Corporation (OTCBB:GNMT) for the acquisition of its 100% owned Nyinahin Mining Concession located in Ghana, West Africa.

Nyinahin Mining Concession

The property shares borders with several major mining companies, including Newmont Mining, Napoli Gold and Dunkwa Continental Goldfields.  The licence allows for the exploration and mining of gold, silver, base metals and diamonds. About 80% of the Nyinahin Concession lies to the west of the Offin River within the Ashanti Region of Ghana. There are several historical pits and adits with a strong clustering of artisan pits located along the Offin River. Three old gold prospects exist on the concession. The property is accessed via the main Kumasi-Bibiani trunk road. It falls under the jurisdiction of the Atwima Mponua District Assembly with headquarters at Nyinahin.

The Nyinahin Mining Concession is comprised of the Nyinahin Mineral Licence LVB 8936/05 and Land Registry No. 1535/2005, and subsequently converted into a Full Prospecting License (LVB 3857/08). The Concession is situated 20km northeast of Bibiani and about 48km Southwest of Kumasi, is located between two geological gold belts, the Bibiani Belt to the west and the Asankrangwa Belt to east. The concession which covers an approximate area of 172 sq. km. has been reduced to 150 sq. km to conform to statutory requirements regarding the maximum size for Prospecting Licenses by the Minerals Commission.

The consideration for the acquisition of the Nyinahin Mining Concession is $1 million, which is to consist of $500,000 in cash, which shall be payable as follows: (i) $50,000 which is to be provided within 5 days of the effective date of the agreement with General Metals,  (ii) $200,000 which is to be provided by December 31, 2008, and (iii) the balance of $250,000 which is to be provided by April 30, 2009; and 2,000,000 restricted shares of common stock of Sunergy, at a deemed value of $0.25 per share.

Our plan of operation for the twelve months following the date of this quarterly report is to complete the recommended grid establishment, line cutting, soil sampling and mapping on the Hummingbird property and to complete the terms of the acquisition agreement with General Metals Corporation.

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 3

Results of Operations

Three month Summary ending September 30, 2008 and 2007

	Three Months Ended
	September 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$13,270		$15,207
Net Loss		$13,270		$15,207

Expenses

Our operating expenses for the three month periods ended September 30, 2008 and September 30, 2007 are outlined in the table below:

		Three Months Ended
		September 30
		2008		2007
Accounting and audit fees		$3,735		$3,975
Bank charges		$32		$26
Consulting fees	$	Nil	$	Nil
Filing fees		$3,582		$452
Interest		$955		$3,254
Legal fees	$	Nil		$3,000
Office and miscellaneous	$	Nil	$	Nil
Management fees		$3,000		$3,000
Mineral property costs		$466	$	Nil
Rent		$1,500		$1,500

Operating expenses for the three months ended September 30, 2008, decreased by 12.74% as compared to the comparative period in 2007 primarily as a result of a decrease in legal fees and interest expense.

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 4

Nine month Summary ending September 30, 2008 and 2007

		Nine Months Ended
		September 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$47,490		$39,808
Net Loss		$47,490		$39,808

Expenses

Our operating expenses for the nine month periods ended September 30, 2008 and September 30, 2007 are outlined in the table below:

		Nine Months Ended
		September 30
		2008		2007
Accounting and audit fees		$19,203		$12,290
Bank charges		$170		$113
Consulting fees	$	Nil		$5,000
Filing fees		$7,519		$1,692
Interest		$2,691		$4,213
Legal fees		$3,000		$3,000
Office and miscellaneous	$	Nil	$	Nil
Management fees		$9,000		$9,000
Mineral property costs		$1,407	$	Nil
Rent		$4,500		$4,500

Operating expenses for the nine months ended September 30, 2008, increased by 19.30% as compared to the comparative period in 2007 primarily as a result of an increase in filing fees and accounting and audit fees.

Revenue

We did not earn any revenues during the period ending September 30, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production on the Hummingbird property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 5

Liquidity and Financial Condition

Working Capital
	At
	September	At	Percentage
	30,	Dec. 31,	Increase/
	2008	2007	Decrease
Current Assets	$35,413	$2,907	1118.20%
Current Liabilities	$140,272	$168,276	(16.64%)
Working Capital (deficit)	$(104,859)	$(165,369)	(36.54%)

Cash Flows
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Net Cash Used in Operating Activities	$(26,766)	$(24,139)
Net Cash Provided by Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$61,984	$24,147
Increase in Cash During the Period	$35,218	$8

On October 10 2008, we agreed to issue 600,000 units at a purchase price of $0.25 per unit for gross proceeds of $150,000 to three subscribers.  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitling the holder to purchase one share of our common stock at a price of $0.25 per share for a period of 24 months from the date of issuance.  An aggregate of 400,000 units were issued to two U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933 and 200,000 units were issued to one non-U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) relying on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

In their audit report relating to our financial statements for the period ended December 31, 2007, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 6

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 7

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

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 8

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

Item 3.  Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 9

As of September 30, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 10

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

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

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 11

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

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 12

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

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 13

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and build and operate a mine. We had cash in the amount of $37 as of September 30, 2008. At September 30, 2008, we had a working capital deficit of $210,842. We incurred a net loss of $11,253 for the three months ended September 30, 2008 and $238,090 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 14

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

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 15

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

On October 31, 2008, we entered into an agreement with General Metals Corporation (OTCBB:GNMT) for the acquisition of its 100% owned Nyinahin Mining Concession located in Ghana, West Africa.

Nyinahin Mining Concession

The property shares borders with several major mining companies, including Newmont Mining, Napoli Gold and Dunkwa Continental Goldfields.  The licence allows for the exploration and mining of gold, silver, base metals and diamonds. About 80% of the Nyinahin Concession lies to the west of the Offin River within the Ashanti Region of Ghana. There are several historical pits and adits with a strong clustering of artisan pits located along the Offin River. Three old gold prospects exist on the concession. The property is accessed via the main Kumasi-Bibiani trunk road. It falls under the jurisdiction of the Atwima Mponua District Assembly with headquarters at Nyinahin.

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 16

The Nyinahin Mining Concession is comprised of the Nyinahin Mineral Licence LVB 8936/05 and Land Registry No. 1535/2005, and subsequently converted into a Full Prospecting License (LVB 3857/08). The Concession is situated 20km northeast of Bibiani and about 48km Southwest of Kumasi, is located between two geological gold belts, the Bibiani Belt to the west and the Asankrangwa Belt to east. The concession which covers an approximate area of 172 sq. km. has been reduced to 150 sq. km to conform to statutory requirements regarding the maximum size for Prospecting Licenses by the Minerals Commission.

The consideration for the acquisition of the Nyinahin Mining Concession is $1 million, which is to consist of $500,000 in cash, which shall be payable as follows: (i) $50,000 which is to be provided within 5 days of the effective date of the agreement with General Metals,  (ii) $200,000 which is to be provided by December 31, 2008, and (iii) the balance of $250,000 which is to be provided by April 30, 2009; and 2,000,000 restricted shares of common stock of Sunergy, at a deemed value of $0.25 per share.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
(10)	Material Contracts
10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Accounting Officer and Principal Financial Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Accounting Officer and Principal Financial Officer.

*

Filed herewith

Sunergy, Inc.

(A Pre-exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

/s/ Joseph B. Guerrero
By: Joseph B. Guerrero, President and Director (Principal Executive Officer)
Dated: November 14, 2008

/s/ George Polyhronopolous
By: George Polyhronopolous, Treasurer, Secretary and Director (Principal Financial Officer) Dated: November 14, 2008