Form 10-K
period 2008-12-31
SUNERGY INC
filed 2009-04-20
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-52767

SUNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8711 E. Paraiso Drive, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	602-740-1132

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 8, 2009 was $10,079,125 based on a $0.35 closing price for the Common Stock on April 8, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
53,797,500 as of April 8, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Sunergy" mean Sunergy, Inc.

General Overview

We were incorporated in the State of Nevada, USA, on January 28, 2003. We are an exploration stage company engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

On April 10, 2003, we acquired the Humming Bird Property located in British Columbia from Ashworth Explorations Ltd.  We acquired a total of three mineral claims located in the Vancouver Mining Division of British Columbia that have the potential to contain copper, silver and gold mineralization or deposits. Under the new claim ownership system in British Columbia, the property has now been reduced and converted into one claim that totals 15 cells and covers an area of 311 hectares. A cell is a subunit of a claim and measures approximately 20 hectares. In order to acquire a 100% interest in these claims, we paid $3,450 to Ashworth Explorations Ltd. In 2005, 2006, 2007 and 2008 we retained an agent, David Heyman of Vancouver, British Columbia, to re-stake the property and hold it in trust for us. In 2006, we reduced the size of the property so that it only covers areas upon which we have discovered mineralization in our initial exploration program.

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

On October 31, 2008, we entered into an agreement with General Metals Corporation (OTCBB:GNMT) for the acquisition of its 100% owned Nyinahin Mining Concession located in Ghana, West Africa.  The consideration for the acquisition is to consist of $500,000 in cash, which shall be payable as follows: (i) $50,000 which is to be provided within 5 days of the effective date of the agreement with General Metals, (ii) $200,000 which is to be provided by December 31, 2008, and (iii) the balance of $250,000 which is to be provided by April 30, 2009; and 2,000,000 restricted shares of common stock of our company, issued at a fair value of $0.25 per share.

On October 31, 2008, we provided a partial payment of $12,500 due on the principal payment as noted under the agreement for the acquisition of the Nyinahin Mining. This $12,500 payment is to be credited towards the payment due to General Metals Corporation on April 30, 2009.  On December 5, 2008, we amended the agreement with General Metals Corporation to allow for the initial $250,000 payment to be made on or before December 31, 2008 with the remainder of the $250,000 payment to be payable on or before April 30, 2009.

As of December 31, 2008, we issued 2,000,000 restricted shares of our common stock to General Metals Corporation at a fair price of $0.25 per share as noted in the description of the agreement above.

A shareholder of our company, Global Partners LLC, agreed to settle the initial payment of $250,000 to General Metals Corporation.  As a result of this, we entered into a promissory note with Global Capital Partners LLC on December 30, 2008, wherein we agreed to pay the principal amount of $250,000 including interest at a rate of 8% per annum by December 31, 2009.  As a result, we are in compliance with the terms of the acquisition agreement for the Nyinahin Mining Concession.

Effective October 1, 2008, we entered into a management agreement with Joseph B. Guerrero, our President and director. We pay remuneration for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

Effective October 1, 2008, we entered into a management agreement with George Polyhronopolous, our Secretary, Treasurer and director. We pay remuneration for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

Effective October 1, 2008, we entered into a director fee agreement with Christian Brule, a director of our company. We pay directors fees at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

On March 23, 2009, we entered into a consulting agreement with Mark Iacono.  The consulting agreement is for a term of one year and is effective as of the 1st day of March, 2009. Pursuant to the terms of the consulting agreement we agreed to issue 500,000 restricted shares of our common stock to Mr. Iacono and to reimburse him for all reasonable out-of-pocket expenses.

Management has determined that, given the status of our company and the nature of our mineral properties as of December 31, 2008, our company has ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended. Please refer to the other information contained in this annual report for a detailed description of the development and business of our company and our properties and exploration program.

For additional information, including information relating to the description of the common stock of our company, refer to our Amended Registration Statement on Form SB-2 filed with the SEC on November 20, 2006.

Our Current Business

We are an exploration stage mining company engaged in the exploration of minerals on properties located in British Columbia and Ghana, West Africa.

Our current operational focus is to conduct exploration activities on our Humming Bird Property and to complete the terms of the acquisition agreement with General Metals Corporation for the acquisition of the Nyinahin Mining Concession.

Humming Bird Property

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

Geochemical analysis consists of a geologist and his assistant gathering grab samples with the most potential to host economically significant mineralization based on their observation of any surface rocks.  Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper.  All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.

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

Soil sampling involves gathering dirt from property areas with the most potential to host economically significant mineralization based on past exploration results.  Samples are gathered that appear to contain precious metals such as gold and silver, or industrial metals such as copper.  All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.

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

We completed an initial phase of exploration on the property in January 2004 at a cost of $3,500.  Our follow-up exploration program at a time to be determined will involve completing geophysical surveys on the Hummingbird property.  We expect this will cost about an additional $7,500.  A follow-up drill program will cost an estimated $75,000.  We will proceed to drilling if we determine that additional work is warranted based upon the results of the soil sampling phase of the work program and geophysical survey readings over these mineralized areas.

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

Nyinahin Mining Concession

The 150 square kilometer Nyinahin mining concession is located between two geological gold belts, the Bibiani Belt to the west and the Asankrangwa to the east.  The license allows for the exploration and mining of gold, silver, base metals and diamonds. About 80% of the Nyinahin Concession lies to the west of the Offin River within the Ashanti Region of Ghana. There are several historical pits and adits with a strong clustering of artisan pits located along the Offin River. Three old gold prospects exist on the concession. The property is accessed via the main Kumasi-Bibiani trunk road. It falls under the jurisdiction of the Atwima Mponua District Assembly with headquarters at Nyinahin.

The Nyinahin Mining Concession is comprised of the Nyinahin Mineral Licence LVB 8936/05 and Land Registry No. 1535/2005, and subsequently converted into a Full Prospecting License (LVB 3857/08). The Concession is situated 20km northeast of Bibiani and about 48km Southwest of Kumasi. The concession which covers an approximate area of 172 sq. km. has been reduced to 150 sq. km to conform to statutory requirements regarding the maximum size for Prospecting Licenses by the Minerals Commission.

There are numerous forms in which gold occurs in the Birimian system of Ghana. Current field work coupled with other geological report suggest that the Nyinahin concession greatly point to mineralization related to shear system within metasedimentary environment as exhibited at the Bibiani mines of the Ashanti Goldfield Corporation Ltd. Other forms of mineralization include that exhibited on the Ntibia mines i.e. mineralization associated with granites within intrabasinal environments. The structures on the concession have resemblance to intrabasinal faults represented by the Asankrangwa Fault in the Kumasi basin and the Yamfo trend in the Sunyani basin.

Current Exploration

Stream Sediments

Stream sediment sampling was carried out to cover the whole concession. Conventional stream sediment samples (fig. 4) were collected from mostly 1st  and 2nd order streams.  The main objective of the programme was to identify gold-anomalous areas for further work. The sampling was done at a density of 2 samples per square kilometre. A total of 116 stream sediment samples were collected. Pan Concentrate sampling was carried out at some few places.

Geological Mapping

Geological mapping was carried out along side the stream sediment sampling. At each sample location, geological observations were made and the co-ordinate determined using the GPS. A total of 10 grab samples including quartz veins (Photo 1) were taken. The outcrops, together with other geological information based on previous work enabled a geological map as in figure 3 above, to be produced. Most of the outcrops encountered are graphitic Phyllite.

GPS Readings

GPS reading using a Garmin 12XL standardised with the Universal Transverse Mercator Zone 30, Northern Hemisphere (WGS84), was used to obtain co-ordinates for each sample point.

Summary of work done to date: Full Technical Report Available

Mapping

Geological Mapping  172 sq. km

Sampling

Soil Samples

Stream Sediment samples 116

Trench/Pit Samples

Grab samples taken 10

Anthill -

Total 126

Assay

Assay Low Level (stream)

Routine Analysis (grab)

116

Proposed Work Program

The Company has designed a four-phased exploration program, with cost estimate for the License as detailed below:

The Company is committed in spending a total of US$286,000 over a two year period depending on the type and size of any deposit to be discovered. This estimate includes a 10% contingency cost. Phases II and III is contingent upon a favorable results from earlier phases.

 Phases I and II (Duration 12 months -end of first year)

Proposed Exploration

♦ Geological Mapping

♦ Line Cutting

♦ Geochemical Soil Sampling

♦ Trenching

♦ Pitting

♦ Geophysical Investigation

• The Fieldwork will begin with preliminary geological mapping and documentation to confirm the general structures and formations. A review of work done during the reconnaissance licence period will also be carried out.

• Line cutting will be carried out on known mineralized zones identified within the concession at initial grid spacing of 800m. This will be in-filled with lines spaced at 400m and 200m over selected grounds. It is expected that about 100km of lines will be cut in all. Geochemical soil-sampling program will be conducted at an initial interval of 400 and in-filled at 100m and 50m along the grid lines.

• Trenching, the most cost effective exploration method available in locating significant in-situ mineralization will be employed. Preliminary trenching based on results of the geochemical soil sampling will be carried out. An estimated 800m of trenches will be excavated.

• Pitting will be carried out at some soil location points along the proposed mineralized trend where trenching is not merited. Areas without significant gold values along the mineralized trend will also be pitted to check the possibility of transported materials.

• Geophysical methods (VLF-EM/SP) will be used to identify mineralized zones/anomalies within the concession area. Other work to be tackled are clarification of the general forms of the mineral deposits (or anomalies), the size of the main ore bodies, their quality, mineralogy and technical problems which will generally assist in the evaluation of the deposit.

• Finally, other geological works will be carried out if considered necessary. It is hoped that any geophysical work already conducted in the area by the Geological Survey will help in the interpretation of the structural problems. At the end of this phase, an internal report will be prepared. The report will form the basis of the Annual Report and on which the detailed prospecting phase will be projected and carried out as the next phase of the project.

Phase III (Duration up to 6 months - beginning of second year)

Detailed Prospecting

♦ Geochemical Investigations

♦ Trenching and Pitting

♦ Structural Geological Mapping

♦ Assay

♦ Survey work

• Geochemical samples will be taken along the geophysical traverses and analyzed to cross check any prospects/anomalies picked up by the geophysics. All the geochemical anomalies recorded will be “prioritized”.

• Detailed soil sampling at a closer grid system of 200 X 50m, and 100 X 25m will be undertaken when it becomes necessary.

• Trenching, pitting, sampling and structural geological mapping will be tightened up. Any other geological work deemed necessary would also be carried out.

• Assaying of all samples will be carried out locally in the first instance. Some external cross checking of the assay values will also be made as and when appropriate.

• Survey work –all work from this stage will be performed on a surveyed grid system. All trench locations from the previous phase and the subsequent ones will be surveyed and put on plan and sections. This will enable a more effective picture of the prospecting work to be viewed and interpreted.

• Mineralogical and petrographical studies will be carried out.

• A report will be prepared at the end of the period. This will involve project appraisal and projections for the next phase of the prospecting program.

Phase IV (Duration up to 6 months - end of second year)

Target Delineation and Resource Estimation

♦ Trenching, Pitting and Sampling

♦ RC Drilling (1000m)

♦ Other Detailed Geological Work

♦ Geological Report.

• Work will be concentrated in areas, which have shown positive results during the previous phases and carried out according to the importance of the results. Area(s), which could be mined first, will be prospected in more detail. The aim will be to accurately define the geological structure, forms, attitude of the ore bodies or the ore deposit.

• Trenching will continue at an aggressive rate and at closer grid spacing than before. Sampling, survey work and structural geological mapping of all exploration work will be carried out.

• RC drilling of the gold deposit for resource estimation will be carried out. It is estimated that about 800m of RC drilling will be carried out.

• Assay of all samples will be done locally and externally as and when necessary.

• Resource Estimation based on trench and RC drilling will be carried out

• Reserves estimation will be attempted at this stage to determine the extent of the economic mineral potential of the concession area.

COST ESTIMATES

First Year - Phases I & II
ACTIVITY US DOLLARS
Gridding	$1,500
Geological Mapping	$2,000
Geophysical survey	$5,000
Trenching and Pitting (600m)	$10,500
Crop Compensation	$2,000
Consultants and Contractors	$10,000
Skilled and Unskilled Labor	$8,000
Logistics and Equipments	$8,000
Administration and Overhead	$8,000
Vehicle	$25,000
Fuel, Lubricant and Maintenance	$5,000
Assaying: 1,500 samples	$15,000
TOTAL	$100,000.00

Second Year - Phases III & IV
ACTIVITY US DOLLARS
Trenching: 1000m	$15,000
RC drilling: 800m	$40,000
Mob/demob	$6,000
Earth-movements	$5,000
Surveying	$2,000
Crop Compensation	$6,000
Consultants and Contractors	$20,000
Skilled and Unskilled Labor	$10,000
Logistics and Equipments	$8,000
Administration and Overhead	$10,000
Fuel, Lubricant and Maintenance	$8,000
Assaying: 2,500 samples	$30,000
TOTAL	$160,000.00

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

Currently, we do not have any employees. Our directors and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.

Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Associated With Mining

Our properties are in the pre-exploration stage. There is no assurance that we can establish the existence of any mineral resource on our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite pre-exploration work on our mineral properties, we have not established that they contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

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

Even if we do eventually discover a mineral reserve on one of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

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

If we establish the existence of a mineral resource on one of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and build and operate a mine. We had cash in the amount of $648as of December 31, 2008. At December 31, 2008, we had a working capital deficit of $371,314. We incurred a net loss of $98,445 for our year ended December 31, 2008 and $291,062 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated April 7, 2009, to comment about our company’s ability to continue as a going concern.  Management has plans to seek additional capital through a private placement of our capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Executive Offices

Our executive office is located at 8711 E. Paraiso Drive, Scottsdale, AZ 85255.  We rent approximately 500 square feet at a cost of $500 per month.

Mineral Properties

As of the date of this annual report on Form 10-K, we hold the following properties: the Humming Bird Property and the Nyinahin Mining Concession.. For detail descriptions of these properties, please see the section entitled “Business” above.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “SNEY.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2008	$0.90	$0.50
September 30, 2008(3)	Nil	Nil
June 30, 2008(3)	Nil	Nil
March 31, 2008(3)	Nil	Nil
December 31, 2007(3)	Nil	Nil
September 30, 2007(2)	N/A	N/A
June 30, 2007(2)	N/A	N/A
March 31, 2007(2)	N/A	N/A
December 31, 2006(2)	N/A	N/A

(1)

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)

Our common stock was quoted on the Over-the-Counter Bulletin Board on October 22, 2007.

(3)

The first trade in our common stock occurred on October 29, 2008.

Our common shares are issued in registered form. Island Stock Transfer Inc. 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701 (Telephone: 727.289.0100; Facsimile: 727.289.0069) is the registrar and transfer agent for our common shares.

On April 8, 2009, the shareholders' list showed 52 registered shareholders and 53,797,500 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2008 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2008.

As of December 31, 2008, we issued 2,000,000 restricted shares of our common stock to General Metals Corporation at a fair price of $0.25 per share as required under mining acquisition agreement.

On March 23, 2009, we issued 500,000 restricted shares of our common stock to Mr. Mark J. Iacono in accordance with the terms of his consulting agreement.  Mr. Iacono is a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) and the shares were issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933.

As at December 31, 2008, we had received $5,000 in respect of a subscription for 20,000 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 for a period of 24 months from the date of closing of the offering. These shares have not yet been issued.

Subsequent to December 31, 2008, we received $31,700 in respect of share subscriptions for 126,800 units at $0.25 per unit.  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase an additional common share $0.25 per share for a period of 24 months from the date of the closing of offering.  These shares have not yet been issued.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2008.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 12 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended December 31, 2008 and 2007

Results of Operations

Year Ended December 31, 2008 and 2007

		Year Ended
		December 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$98,445		$55,103
Net Loss		$98,445		$55,103

Expenses

Our operating expenses for the year ended December 31, 2008 and December 31, 2007 are outlined in the table below:

		Year Ended
		December 31
		2008		2007
Accounting and audit fees		$39,582		$14,885
Bank charges		$363		$149
Consulting fees	$	Nil		$5,000
Director fees		$4.500		$-
Filing fees and transfer agent fees		$9,641		$10.986
Foreign exchange		$485	$	Nil
Interest		$2,562		$2,218
Legal fees		$15,438	$	Nil
Office and miscellaneous	$	Nil	$	Nil
Management fees		$18,000		$12,000

Mineral property costs		$1,874		$3,865
Rent		$6,000		$6,000

Operating expenses for the year ended December 31, 2008, increased by 78.66% as compared to the comparative period in 2007 primarily as a result of an increase in accounting and audit fees, an increase in legal fees and an increase in management fees.

Revenue

We did not earn any revenues during the year ended December 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production on the Hummingbird property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At
	December	At
	31,	Dec. 31,	Increase/
	2008	2007	Decrease
Current Assets	$648	$2,907	(2,259)
Current Liabilities	$371,962	$168,276	203,686
Working Capital (deficit)	$(371,314)	$(165,369)	(205,945)

Cash Flows
	Year Ended		Year Ended
	December 31,		December 31,
	2008		2007
Net Cash Used in Operating Activities	$(72,993)		$(32,105)
Net Cash Provided by Investing Activities	$(12,500)	$	Nil
Net Cash Provided by Financing Activities	$85,946		$32,300
Increase in Cash During the Period	$453		$195

On October 10 2008, we issued 600,000 units at a purchase price of $0.25 per unit for gross proceeds of $150,000 to three subscribers.  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitling the holder to purchase one share of our common stock at a price of $0.25 per share for a period of 24 months from the date of issuance.  An aggregate of 400,000 units were issued to two U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933 and 200,000 units were issued to one non-U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) relying on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

As at December 31, 2008, we had received $5,000 in respect of a subscription for 20,000 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 for a period of 24 months from the date of closing of the offering. These shares have not yet been issued.

Subsequent to December 31, 2008, we received $31,700 in respect of share subscriptions for 126,800 units at $0.25 per unit.  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase an additional common share $0.25 per share for a period of 24 months from the date of the closing of offering.  These shares have not yet been issued.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as exploration stage. All losses accumulated since inception has been considered as part of the Company’s exploration stage activities.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  At December 31, 2008, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations.  As such, no asset retirement obligation accrual was made in the December 31, 2008 and 2007 financial statements.

 Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

On September 15, 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings.  As of December 31, 2008, the Company had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the first fiscal year beginning after December 15, 2008.  The Company’s management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the first fiscal year beginning after December 15, 2008.  The Company’s management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) , which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 should have no effect on the financial position and results of operations of the Company.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company is currently evaluating the effects of adopting FSP APB 14-1.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for existing instruments is not permitted. The Company does not believe that the pending adoption of EITF Issue No. 07-05 will have a material effect on the Company’s financial statements

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

SUNERGY, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Stated in US Dollars)

BDO Dunwoody LLP Chartered Accountants	600 Cathedral Place 925 West Georgia Street Vancouver, BC, Canada V6C 3L2 Telephone: (604) 688-5421 Telefax: (604) 688-5132 E-mail: vancouver@bdo.ca www.bdo.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sunergy, Inc
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Sunergy, Inc. (the “Company”, an Exploration Stage Company)  as of December 31, 2008 and 2007 and the related statements of operations and comprehensive loss, cash flows and stockholders' deficiency for the years then ended and for the period from January 28, 2003 (Date of Inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements referred to above present fairly, in all material respects, the financial position of Sunergy, Inc (an Exploration Stage Company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from January 28, 2003 (Date of Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has a working capital deficiency  has yet to achieve profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ “BDO Dunwoody LLP”

Chartered Accountants

Vancouver, Canada
April 13, 2009

SUNERGY, INC.
(An Exploration Stage Company)
BALANCE SHEETS
December 31, 2008 and 2007
(Stated in US Dollars)

ASSETS
	2008	2007

Current
Cash	$648	$195
Prepaid expenses	-	2,712
	648	2,907

Mineral properties – Note 4	762,500	-

	$763,148	$2,907

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 8	$111,782	$89,042
Related party loan – Note 8	10,180	79,234
Promissory note – Notes 4 and 5	250,000	-

	371,962	168,276

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
375,000,000 shares authorized
53,297,500 shares issued (2007: 50,697,500)	53,298	50,698
Additional paid-in capital	663,950	16,550
Subscriptions received – Note 7	5,000	-
Deficit accumulated during the exploration stage	(331,062)	(232,617)

	391,186	(165,369)

	$763,148	$2,907

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 4, 5, 7 and 10
Subsequent Events – Note 11

SEE ACCOMPANYING NOTES

SUNERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the years ended December 31, 2008 and 2007
and for the period January 28, 2003 (Date of Inception) to December 31, 2008
(Stated in US Dollars)

			January 28,
			2003
			(Date of
			Inception)
			to
			December 31,
	2008	2007	2008

Expenses
Accounting and audit fees	$39,582	$14,885	$98,222
Bank charges	363	149	1,086
Consulting fees	-	5,000	5,000
Director fees	4,500	-	4,500
Exploration costs – Note 4	1,874	3,865	12,939
Filing and transfer agent fees	9,641	10,986	23,794
Foreign exchange	485	-	485
Interest – Note 8	2,562	2,218	8,078
Legal fees	15,438	-	24,358
Office and miscellaneous	-	-	100
Management fees – Note 8	18,000	12,000	77,000
Rent – Note 8	6,000	6,000	35,500

Net loss and comprehensive loss for the period	$(98,445)	$(55,103)	$(291,062)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	50,947,363	50,697,500	50,947,363

SEE ACCOMPANYING NOTES

SUNERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2008 and 2007
and for the period January 28, 2003 (Date of Inception) to December 31, 2008
(Stated in US Dollars)

			January 28,
			2003
			(Date of
			Inception)
			to
			December 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$(98,445)	$(55,103)	$(291,062)
Add item not affecting cash:
Interest	-	-	3,298
Change in non-cash working capital balances related to operations
Prepaid expenses	2,712	(2,712)	-
Accounts payable and accrued liabilities	22,740	25,710	111,782

Cash used in operating activities	(72,993)	(32,105)	(175,982)

Financing Activities
Decrease in bank indebtedness	-	(9)	-
Capital stock issued	150,000	-	173,950
Subscriptions received	5,000	-	5,000
Increase (decrease) in related party loan	(69,054)	32,309	10,180

Cash provided by financing activities	85,946	32,300	189,130

Investing Activity
Acquisition of mineral property	(12,500)	-	(12,500)

Cash used in investing activity	(12,500)	-	(12,500)

Increase in cash during the period	453	195	648

Cash, beginning of the period	195	-	-

Cash, end of the period	$648	$195	$648

Non-cash Transactions – Note 9

SEE ACCOMPANYING NOTES

SUNERGY, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period January 28, 2003 (Date of Inception) to December 31, 2008
(Stated in US Dollars)

						Deficit
						Accumulated
				Additional		During the
	Common Shares			Paid-in	Share	Exploration
	Number	Par Value		Capital	Subscriptions	Stage	Total

Capital stock issued for cash (1)
– at $0.001	50,000,000	$50,000	$		$-	$(40,000)	$10,000
– at $0.10	697,500	698		13,252		-	13,950
Net loss for the period	-	-		-	-	(30,313)	(30,313)

Balance, as at December 31, 2003	50,697,500	40,698		13,252	-	(70,313)	(6,363)
Contributed interest	-	-		401	-	-	401
Net loss for the year	-	-		-	-	(41,362)	(41,362)

Balance, as at December 31, 2004	50,697,500	50,698		13,653	-	(111,675)	(47,324)
Contributed interest	-	-		938	-	-	938
Net loss for the year	-	-		-	-	(26,093)	(26,093)

Balance, as at December 31, 2005	50,697,500	50,698		14,591	-	(137,768)	(72,479)
Contributed interest	-	-		1,959	-	-	1,959
Net loss for the year	-	-		-	-	(39,746)	(39,746)

Balance, as at December 31, 2006	50,697,500	50,698		16,550	-	(177,514)	(110,266)
Net loss for the year	-	-		-	-	(55,103)	(55,103)

Balance, as at December 31, 2007	50,697,500	50,698		16,550	-	(232,617)	(165,369)
Capital stock issued for cash
– at $0.25	600,000	600		149,400	-	-	150,000
Capital stock issued pursuant to mineral property acquisition agreement	2,000,000	2,000		498,000	-	-	500,000

Share Subscriptions – Note 7	-	-		-	5,000	-	5,000
Net loss for the year	-	-		-	-	(98,445)	(98,445)

Balance, as at December 31, 2008	53,297,500	$53,298		$663,950	$5,000	$(331,062)	$391,186

(1) The number of shares issued and outstanding was retroactively restated to reflect a 5 for 1 forward stock split, effective October 7, 2008. The par value of the share issuances is adjusted to reflect the restated par value of each share issuance.

SEE ACCOMPANYING NOTES

SUNERGY, INC.
(An Exploration Stage Company)
SCHEDULE OF RESOURCE PROPERTY COSTS
for the year ended December 31, 2008
(Stated in US Dollars)

	British Columbia	Ghana
	Hummingbird	Nyinahin Mining
	Claim	Concession	Total

Balance, December 31, 2007	$-	-	$-

Acquisition costs:
Cash	-	12,500	12,500
Shares	-	500,000	500,000
Issuance of a promissory note – Notes 4 and 5	-	250,000	250,000

Balance, December 31, 2008	$-	$762,500	$762,500

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada on January 28, 2003 and is in the exploration stage.  The Company has a mineral properties located in British Columbia and  the Republic of Ghana and has not yet determined whether these properties contain reserves that are economically recoverable.  The recoverability of amounts from these properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

Effective October 7, 2008, the Board of Directors authorized a 5 for 1 forward stock split on the common shares.  The authorized number of common shares increased from 75,000,000 to 375,000,000 common shares with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2008, the Company had a working capital deficiency of $371,314, had yet to achieve profitable operations, has accumulated losses of $291,062 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. No adjustment has been made to these financial statements for the outcome of this uncertainty.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as exploration stage. All losses accumulated since inception has been considered as part of the Company’s exploration stage activities.

The Company is subject to several categories of risk associated with its exploration stage activities.  Mineral exploration and production is a speculative business, and involves a high degree of risk.  Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating mineral deposits, future mining production, and cash flows, particularly with respect to properties that have not been fully proven with economic mineral reserves; access to additional capital; changes in the price of the underlying commodity; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  At December 31, 2008, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations.  As such, no asset retirement obligation accrual was made in the December 31, 2008 and 2007 financial statements.

 Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be anti-dilutive.

Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination.  The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with FAS No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in the Statement of Operations.

New Accounting Standards

Recently adopted accounting pronouncements

On September 15, 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, the Company adopted SFAS No. 157 in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. See Note 3 Fair Value Measurements in the Notes to Financial Statements herein.

Note 2

Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

Recently adopted accounting pronouncements- (cont’d)

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings.  As of December 31, 2008, the Company had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the first fiscal year beginning after December 15, 2008.  The Company’s management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the first fiscal year beginning after December 15, 2008.  The Company’s management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

Note 2

Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) , which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 should have no effect on the financial position and results of operations of the Company.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company is currently evaluating the effects of adopting FSP APB 14-1.

Note 2

Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for existing instruments is not permitted. The Company does not believe that the pending adoption of EITF Issue No. 07-05 will have a material effect on the Company’s financial statements

Note 3

Fair Value Measurements

The Company adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Note 3

Fair Value Measurements – (cont’d)

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The Company holds no Level 1 or Level 2 financial assets or liabilities.

The carrying value of cash, accounts payable and accrued liabilities, related party loans and promissory note payable approximate their fair value because of the demand or short term to maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-	$-
Liabilities	$-	$-	$-	$-

Note 4

Mineral Properties

Hummingbird Claim

By a mineral property staking and sales agreement dated April 10, 2003, the Company acquired a 100% undivided right, title and interest in and to the Hummingbird Claims located in the province of British Columbia, Canada. During the year ended December 31, 2008, the Company incurred exploration costs of $1,874 ($2007: $3,865) on the Hummingbird Claims.

Note 4

Mineral Properties- (cont’d)

Nyinahin Mining Concession

By a mining acquisition agreement dated October 31, 2008 and amended by agreement on December 5, 2008, the Company agreed to acquire a 100% interest in a mineral concession located in the Ashanti region of Ghana, known as the Nyinahin concession, in consideration consisting of:

a)

$500,000 to be paid within 5 days of the effective date of the agreement;

i)

$12,500 by November 5, 2008; (paid by issuance of a promissory note)

ii)

$37,500 by December 31, 2008; (paid by issuance of a promissory note)

iii)

$200,000 by December 31, 2008; (paid by issuance of a promissory note)

iv)

$250,000 by April 30, 2009; (paid $12,500)

b)

2,000,000 restricted shares of common stock of the Company valued at a value of $0.25 per share (based upon the price per share received on a private placement around the time of this agreement) for a total of $500,000.

On December 30, 2008, the Company entered into a promissory note in the amount of $250,000 with a shareholder of the Company (Note 5) whereby the shareholder satisfied the Company’s obligations in respect of the Nyinahin Mining Concession agreement for the payments totalling $250,000 that were due by December 31, 2008. During the year ended December 31, 2008, the Company paid $12,500 to the vendor of the Nyinahin Mining Concession which amount has been credited toward the $250,000 obligation due on April 30, 2009.

The vendor shall retain a 5% Net Smelter Return on the Property.

Note 5

Promissory Note

The promissory note bears interest at 8% per annum.  The outstanding principal balance and accrued interest is due and payable on December 31, 2009.  The promissory note was issued to a shareholder of the Company in exchange for the shareholder, on behalf of the Company, paying 500,000 common shares of the Company in satisfaction of payments totaling $250,000 pursuant to the Nyinahin Mining Concession Acquisition Agreement dated October 31, 2008 and amended on December 5, 2008. – Notes 4 and 9

Note 6

Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2008	2007

Deferred tax assets

Net operating losses carryforward	$98,000	$65,000
Less: valuation allowance	(98,000)	(65,000)

Deferred tax assets	$-	$-

The Company's income tax expense for the years ended December 31, 2008 and 2007 differed from the United States statutory rates:

	2008	2007
Effective tax rate	34%	34%

Income tax benefit at statutory rate	$(33,000)	$(18,000)

Increase in income taxes resulting from:

Change in valuation allowance	33,000	18,000

Deferred income tax recovery	$-	$-

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $287,000 available to offset future taxable income.  The net operating loss carryforwards will begin expiring in 2026 unless utilized in earlier years.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 2008 and December 31, 2007.

Note 6

Income Taxes – (cont’d)

Uncertain Tax Positions

The Company has adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation.  It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2003.

Management’s analysis of FIN 48 supports the conclusion that the Company does not have any accruals for uncertain tax positions as of December 31, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

Note 7

Capital Stock

On October 10 2008, the Company issued 600,000 units at $0.25 per unit for gross proceeds of $150,000.  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one share of common stock at $0.25 per share up to October 10, 2010.

On December 10, 2008, the Company issued 2,000,000 common shares valued at $0.25 per share for a total of $500,000 pursuant to the agreement to acquire the Nyinahin Mining Concession in the Republic of Ghana – Note 4

Note 7

Capital Stock – (cont’d)

Commitments

a)

Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	-	-	-	-
Issued	600,000	$0.25	-	-

Outstanding, end of year	600,000	$0.25	-	-

b)

Share Subscriptions

As at December 31, 2008, the Company had received $5,000 in respect of a subscription for 20,000 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 per share for a period of 24 months from the date of closing of the offering. These units have not yet been issued.

Note 8

Related Party Transactions

			January 28, 2003
			(Date of
			Inception to)
			December 31,
	2008	2007	2008

Interest	$2,562	$2,218	$8,078
Management fees	18,000	12,000	77,000
Director fees	4,500	-	4,500
Rent	6,000	6,000	35,500

	$31,062	$20,218	$125,078

Note 8

Related Party Transactions – (cont’d)

Included in accounts payable and accrued liabilities is $45,920 (2007:  $52,200) owing to directors of the Company for unpaid rent and management fees.

Included in the related party loan are amounts due to directors of the Company consisting of $10,180 (2007: $55,564) which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $Nil (2007: $23,670) which  is unsecured, non-interest bearing and has no specific terms for repayment.

Note 9

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows as follows:

a)

the Company issued 2,000,0000 common shares at a value of $0.25 per share for a total of $500,000 pursuant to the terms of the Nyinahin Mining Concession acquisition agreement – Note 4

b)

the Company issued a promissory note in the amount of $250,000 to a shareholder of the Company as consideration for the shareholder making payment for the Nyinahin Mining Concession on behalf of the Company.

Note 10

Commitments

a)

Effective October 1, 2008, the Company entered into a management agreement with the Company’s President for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated

b)

Effective October 1, 2008, the Company entered into a management agreement with the Company’s Secretary and Treasurer for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

c)

Effective October 1, 2008, the Company entered into a director fee agreement with a director of the Company for his services at a rate of one thousand five hundred dollars $1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

Note 11

Subsequent Events

a)

Effective March 23, 2009, the Company has signed an agreement with a consultant to provide consulting services for a period of one year. The consultant was compensated by the issuance of 500,000 common shares of the Company.

b)

Subsequent to December 31, 2008, the Company received $31,700 in respect of share subscriptions for 126,800 units at $0.25 per unit.  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase an additional common share at $0.25 per share for a period of 24 months from the date of the closing of offering.  These shares have not yet been issued.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T).

Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of December 31, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Material Weaknesses Identified

Based on our management’s evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2008, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(ii)	There is a lack of sufficient supervision and review by our management;

(iii)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(iv)

Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's December 31, 2008 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

(1)	We intend to hire outside consultants with sufficient expertise in accounting for complex US GAAP issues for our 2009 fiscal year;

(2)	We intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes and;

Inherent limitations on effectiveness of controls

Our principal executive and principal financial officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information

Change in Shell Company Status

Management has determined that, given the status of our company and the nature of our mineral properties as of December 31, 2008, our company has ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended. Please refer to the other information contained in this annual report for a detailed description of the development and business of our company and our properties and exploration program.

For additional information, including information relating to the description of the common stock of our company, refer to our Amended Registration Statement on Form SB-2 filed with the SEC on November 20, 2006.

Consulting, Management and Director Agreements

Effective October 1, 2008, we entered into a management agreement with Joseph B. Guerrero, our President and director. We pay remuneration for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

Effective October 1, 2008, we entered into a management agreement with George Polyhronopolous, our Secretary, Treasurer and director. We pay remuneration for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

Effective October 1, 2008, we entered into a director fee agreement with Christian Brule, a director of our company. We pay directors fees at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

On March 23, 2009, we entered into a consulting agreement with Mark Iacono.  The consulting agreement is for a term of one year and is effective as of the 1st day of March, 2009. Pursuant to the terms of the consulting agreement we agreed to issue 500,000 restricted shares of our common stock to Mr. Iacono and to reimburse him for all reasonable out-of-pocket expenses.

Share Issuances

As of December 31, 2008, we issued 2,000,000 restricted shares of our common stock to General Metals Corporation at a fair price of $0.25 per share as required under the mining acquisition agreement.

On March 23, 2009, we issued 500,000 restricted shares of our common stock to Mr. Mark J. Iacono in accordance with the terms of his consulting agreement.  Mr. Iacono is a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) and the shares were issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933.

As at December 31, 2008, we had received $5,000 in respect of a subscription for 20,000 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 for a period of 24 months from the date of closing of the offering. These shares have not yet been issued.

Subsequent to December 31, 2008, we received $31,700 in respect of share subscriptions for 126,800 units at $0.25 per unit.  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase an additional common share $0.25 per share for a period of 24 months from the date of the closing of offering.  These shares have not yet been issued.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Joseph B. Guerrero	President and Director	61	September 12, 2008
George Polyhronopolous	Secretary, Treasurer and Director	51	September 12, 2008
Christian Brule	Director	49	January 28, 2003
Purnendu K. Medhi	Director	72	March 11, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Joseph B. Guerrero – President and Director

For the past 3 years, Mr. Guerrero has worked for Re/Max Excalibur.  During his 14 years in the real estate industry as a realtor and developer, Mr. Guerrero has also worked with Coldwell Banker and Realty Executives.  Mr. Guerrero has indentified a market for new products, analyzed pricing vs. cost and made presentations to various investor groups, he has also taken raw land through the entitlement process which involves land planners, engineering, dealing with the City of Scottsdale for approvals, then to the On-Site construction requiring coordination with private investors, bank financing and architects.

George Polyhronopolous –Secretary, Treasurer and Director

Since 2003, Mr. Polyhronopoulos has been the President and sole shareholder of Aegean Capital Management. Additionally, since 2002, he has been the President of Exo Performance Armor Ltd.

Mr. Polyhronopoulos graduated from Kitsilano Secondary School in 1972.

Christian Brule - Director

Since January 1999 Mr. Brule has acted as a director of Sunorca Development Corp., a British Columbia and Alberta reporting company involved in the exploration and development of oil and gas projects in Alberta and Tanzania.  Mr. Christian Brulé acted as President of Sunorca Development Corp. from December 1999 to December 2006. Prior to March 13, 2002, Sunorca Development Corp. was known as First Telecom Corp.

Purnendu K. Medhi – Director

Purnendu K. Medhi, is a principal of Minerals Management International, a cooperative of mining professionals that provides comprehensive mining management services and technical support internationally to mineral industry and financial institutions. He also serves as Chairman of the Board of Governors of the Arizona Department of Mines and Mineral Resources and Trustee of the Boards of the Mining Foundation of the Southwest and AIPG Foundation. Mr. Medhi retired from Cyprus Amax Minerals Company in 1994 after 28 years of service in order to start his own consulting practice. At Cyprus he held various senior technical and management positions including general manager of several of its operating divisions where he participated in many of the industrial mineral, base metal and gold discoveries and mine development projects and played a key role in developing roasting, leaching and SX-EW technology. Mr. Medhi holds a Masters of Science degree from the University of Arizona and is a Registered Mining and Engineering Geologist in the states of Arizona and Oregon and a Certified Professional Geologist with the American Institute of Professional Geologists. He is also an adjunct professor of mining technology and geology with community colleges of Arizona

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Joseph B. Guerrero	1(1)	1(1)	1(1)
George Polyhronopolous	1(1)	1(1)	1(1)
Christian Brule	1(1)	1(1)	1(1)
Purnendu K. Medhi	1(1)	1(1)	1(1)

(1)

The executive officer, director or holder of 10% or more of our common stock filed a late Form 3 –Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Effective April 14, 2009, our Company's Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer) and Treasurer and Secretary (being our principal financial officer and principal accounting officer), as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.

Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to Sunergy Inc., 8711 E. Paraiso Drive, Scottsdale, AZ 85255.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2008 and 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Christian Brule(1) Former President and Current Director	2008 2007	12,867 12,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	4,184 6,000	17,051 18,000
Lorne Lilly(2) Former Treasurer, Secretary and Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Joseph B. Guerrero(3) President and Director	2008 2007	4,500 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	4,500 Nil
George Polyhronopolous(4) Treasurer, Secretary and Director	2008 2007	4,500 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	4,500 Nil

(1)

Mr. Brule resigned as our President on September 12, 2008.  Mr. Brule is currently a director of our company.

(2)

Mr. Lilly resigned as our Treasurer, Secretary and director on September 12, 2008.

(3)

Mr. Guerrero was appointed as our President and a director of our company on September 12, 2008.

(4)

Mr. Polyhronopoulos was appointed as our Treasurer, Secretary and director of our company on September 12, 2008.

Effective October 1, 2008, we entered into a management agreement with Joseph B. Guerrero, our President and director. We pay remuneration for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

Effective October 1, 2008, we entered into a management agreement with George Polyhronopolous, our Secretary, Treasurer and director. We pay remuneration for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

Effective October 1, 2008, we entered into a director fee agreement with Christian Brule, a director of our company. We pay directors fees at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

Stock Option Grants to our Named Executive Officers

Our company did not grant any stock options to any named executive officers during the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of December 31, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended December 31, 2008.

Compensation of Directors

Other than as described below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Effective October 1, 2008, we entered into a director fee agreement with Christian Brule, a director of our company. We pay directors fees at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 8, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Joseph B. Guerrero 8711 E Paraiso Drive Scottsdale AZ 85255	Nil	Nil%
George Polyhronopolous 29115 N 144th Street Scottsdale AZ 85262	Nil	Nil%
Christian Brule 2575 Palmerston Ave West Vancouver, B.C	12,500,000	23.24%
Purnendu K. Medhi 1002 East Shadow Ridge Road Casa Grande, AZ 85222	Nil	Nil%
Directors and Executive Officers as a Group(1)	12,500,000 common shares	23.24%
Lorne Lilley 1890 W. 5th Avenue - #1 Vancouver, BC	12,500,000 common shares	23.24%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 8, 2009.  As of April 8, 2009, there were 53,797,500 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Included in accounts payable and accrued liabilities is $45,920 (2007:  $52,200) owing to directors of the Company for unpaid rent and management fees.

Included in the related party loan are amounts due to directors of the Company consisting of $10,180 (2007: $55,564) which bears interest of 5% per annum, is unsecured and has no specific terms for repayment and $Nil (2007: $23,670) which  is unsecured, non-interest bearing and has no specific terms for repayment.

Director Independence

We currently act with four (4) directors, consisting of George Polyhronopolous, Joseph B. Guerrero, Christian Brule and Purnendu K. Medhi.  We have determined that Mr. Medhi is an “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2008 and for fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$20,202	$ 16,933
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$20,202	$ 16,933

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee (which consists of our entire board of directors); or

•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Financial Statements

(1)

Financial statements for our company are listed in the index under Item 8 of this document

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)

(10)	Material Contracts

10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)

10.2	Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

10.3	Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

(14)	Code of Ethics

14.1*	Code of Ethics and Business Conduct

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification of Principal Executive Officer

Exhibit	Description
Number

31.2*	Section 302 Certification of Principal Accounting Officer and Principal Financial Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer and Principal Financial Officer.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

By:  /s/ Joseph B. Guerrero

Joseph B. Guerrero, President
and Director
(Principal Executive Officer)
Date: April 17, 2009

By:  /s/ Georgios Polyhronopolous

Georgios Polyhronopolous,
Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph B. Guerrero Joseph B. Guerrero, President and Director (Principal Executive Officer) Date: April 17, 2009	By: /s/ Georgios Polyhronopolous Georgios Polyhronopolous, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer) Date: April 17, 2009
By: /s/ Christian Brule Christian Brule Director Date: April 17, 2009	By: /s/ Purnendu K. Medhi Purnendu K. Medhi Director Date: April 17, 2009