Form 10-Q
period 2009-03-31
SUNERGY INC
filed 2009-05-20
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2009
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52767
SUNERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada				26-4828510
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ				85260
(Address of principal executive offices)				(Zip Code)
480.477.5810
(Registrant’s telephone number, including area code)
8711 E. Paraiso Dr., Scottsdale, Arizona 85255
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [X] NO

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

53,797,500 common shares issued and outstanding as of May 19, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Stated in US Dollars)

(Unaudited)

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

March 31, 2009 and December 31, 2008

(Stated in US Dollars)

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current
Cash	$-	$648
Prepaid expenses – Note 4	275,000	-

	275,000	648
Mineral properties – Note 2	762,500	762,500

	$1,037,500	$763,148

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$122,886	$111,782
Related party loan – Note 5	10,180	10,180
Promissory note – Notes 2 and 3	250,000	250,000

	383,066	371,962

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value
375,000,000 shares authorized
53,797,500 shares issued (2008: 53,297,500)	53,798	53,298
Additional paid-in capital	963,450	663,950
Subscriptions received – Note 4	36,700	5,000
Deficit accumulated during the pre-exploration stage	(399,514)	(331,062)

	654,434	391,186

	$1,037,500	$763,148

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended March 31, 2009 and 2008

and for the period January 28, 2003 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

(Unaudited)

			January 28,
			2003 (Date of
	Three Months Ended		Inception) to
	March 31,		March 31,
	2009	2008	2009
			(Cumulative)

Expenses
Accounting and audit fees	$12,225	$6,244	$110,447
Bank charges	146	51	1,232
Consulting fees – Note 4	25,000	-	30,000
Director fees – Note 5	4,500	-	9,000
Filing and transfer agent fees	996	3,159	24,790
Foreign exchange	-	-	485
Interest – Notes 3 and 5	5,000	713	13,078
Legal fees	10,085	3,000	34,443
Office and miscellaneous	-	-	100
Management fees – Note 5	9,000	3,000	86,000
Mineral property costs	-	466	12,939
Rent – Note 5	1,500	1,500	37,000

Net loss for the period	$(68,452)	$(18,133)	$(359,514)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	53,342,444	50,697,500

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2009 and 2008

and for the period January 28, 2003 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

(Unaudited)

			January 28,
			2003 (Date of
	Three Months Ended		Inception) to
	March 31,		March 31,
	2009	2008	2009

Operating Activities
Net loss for the period	$(68,452)	$(18,133)	$(359,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for consulting fees	25,000		25,000
Interest	-	-	3,298
Prepaid expenses	-	2,712	-
Accounts payable and accrued liabilities	11,104	17,624	122,886

Cash provided by (used in) operating activities	(32,348)	2,203	(208,330)

Financing Activities
Capital stock issued	-	-	173,950
Subscriptions received	31,700	-	36,700
Increase in related party loan	-	3,311	10,180

Cash provided by financing activities	31,700	3,311	220,830

Investing Activity
Acquisition of mineral property	-	-	(12,500)

Increase (decrease) in cash during the period	(648)	5,514	-

Cash, beginning of the period	648	195	-

Cash, end of the period	$-	$5,709	$-

Supplemental Cash Flow Information – Note 7

Supplemental Cash Flow Information – Note 7

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period January 28, 2003 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

(unaudited)

						Deficit
						Accumulated
				Additional		During the
	Common Shares			Paid-in	Share	Exploration
	Number	Par Value		Capital	Subscriptions	Stage	Total

Capital stock issued for cash (1)
– at $0.001	50,000,000	$50,000	$		$-	$(40,000)	$10,000
– at $0.10	697,500	698		13,252		-	13,950
Net loss for the period	-	-		-	-	(30,313)	(30,313)

Balance, as at December 31, 2003	50,697,500	40,698		13,252	-	(70,313)	(6,363)
Contributed interest	-	-		401	-	-	401
Net loss for the year	-	-		-	-	(41,362)	(41,362)

Balance, as at December 31, 2004	50,697,500	50,698		13,653	-	(111,675)	(47,324)
Contributed interest	-	-		938	-	-	938
Net loss for the year	-	-		-	-	(26,093)	(26,093)

Balance, as at December 31, 2005	50,697,500	50,698		14,591	-	(137,768)	(72,479)
Contributed interest	-	-		1,959	-	-	1,959
Net loss for the year	-	-		-	-	(39,746)	(39,746)

Balance, as at December 31, 2006	50,697,500	50,698		16,550	-	(177,514)	(110,266)
Net loss for the year	-	-		-	-	(55,103)	(55,103)

Balance, as at December 31, 2007	50,697,500	50,698		16,550	-	(232,617)	(165,369)
Capital stock issued for cash
– at $0.25	600,000	600		149,400	-	-	150,000
Capital stock issued pursuant to mineral property acquisition agreement
– at $0.25	2,000,000	2,000		498,000	-	-	500,000
Share subscriptions – Note 4	-	-		-	5,000	-	5,000
Net loss for the year	-	-		-	-	(98,445)	(98,445)

Balance, as at December 31, 2008	53,297,500	53,298		663,950	5,000	(331,062)	391,186
Share subscriptions – Note 4	-	-		-	31,700	-	31,700
Capital stock issued for consulting services
– at $0.60	500,000	500		299,500	-	-	300,000
Net loss for the period	-	-		-	-	(68,452)	(68,452)

Balance, as at March 31, 2009	53,797,500	$53,798		$963,450	$36,700	$(399,514)	$654,434

(1) The number of shares issued and outstanding was retroactively restated to reflect a 5 for 1 forward stock split, effective October 7, 2008.  The par value of the share issuances is adjusted to reflect the restated par value of each share issuance.

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(An Exploration Stage Company)

SCHEDULE OF RESOURCE PROPERTY COSTS

for the year period ended March 31, 2009

(Stated in US Dollars)

	British Columbia	Ghana
	Hummingbird	Nyinahin Mining
	Claim	Concession	Total

Balance, December 31, 2007	$-	$-	$-

Acquisition costs:
Cash	-	12,500	12,500
Shares	-	500,000	500,000
Issuance of a promissory note – Notes 4 and 5	-	250,000	250,000

Balance, December 31, 2008 and March 31, 2009	$-	$762,500	$762,500

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Stated in US Dollars)

(Unaudited)

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had an accumulated deficit of $399,514 (December 31, 2008 - $331,062) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2008.  The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on December 31, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Note 2

Mineral Property

Hummingbird Claim

By a mineral property staking and sales agreement dated April 10, 2003, the Company acquired a 100% undivided right, title and interest in and to the Hummingbird Claims located in the province of British Columbia, Canada. During the three months ended March 31, 2009, the Company incurred exploration costs of $Nil (2008: $466) on the Hummingbird Claims. Exploration costs incurred from inception to March 31, 2009 were $12,939.

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

On December 30, 2008, the Company entered into a promissory note in the amount of $250,000 with a shareholder of the Company (Note 3) whereby the shareholder satisfied the Company’s obligations in respect of the Nyinahin Mining Concession agreement for the payments totalling $250,000 that were due by December 31, 2008. During the year ended December 31, 2008, the Company paid $12,500 to the vendor of the Nyinahin Mining Concession which amount has been credited toward the $250,000 obligation due on April 30, 2009.

As at April 30, 2009, the Company had not made the payment of $237,500 in respect of the final payment required on the acquisition of the Nyinahin Mining Concession. The Company and the vendor of the Nyinahin concession, however, expect to re-negotiate an extension of the terms of the acquisition of this concession.

The vendor shall retain a 5% Net Smelter Return on the Property.

Note 3

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

Note 4

Capital Stock

On October 10 2008, the Company issued 600,000 units at $0.25 per unit for gross proceeds of $150,000.  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one share of common stock at $0.25 per share up to October 10, 2010.

On December 10, 2008, the Company issued 2,000,000 common shares valued at $0.25 per share for a total of $500,000 pursuant to the agreement to acquire the Nyinahin Mining Concession in the Republic of Ghana.

On March 23, 2009, the Company has signed an agreement with a consultant to provide consulting services for a period of one year. The consultant was compensated by the issuance of 500,000 common shares of the Company. These shares were issued at their fair value of $0.60 per share for a total of $300,000. The Company has recorded this charge as a prepaid expense for which it is amortizing over the term of the contract.  During the three months ended March 31, 2009, the Company expensed $25,000 in respect of this agreement. – Note 7

Commitments

a)

Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	2009
		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Outstanding, December 31, 2008 and March 31, 2009	600,000	$0.25

Note 4

Capital Stock – (cont’d)

Commitments – (cont’d)

b)

Share Subscriptions

As at March 31, 2009, the Company had received $36,700 in respect of a subscription for 146,800 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 per share for a period of 24 months from the date of closing of the offering. These units have not yet been issued.

Note 5

Related Party Transactions

The Company was charged director and management fees, rent and interest on a loan provided by a director of the Company as follows:

			January 28, 2003
			(Date of
	Three Months Ended		Inception to)
	March 31,		March 31,
	2009	2008	2009

Interest	$-	$713	$8,078
Management fees	9,000	3,000	86,000
Director fees	4,500	-	9,000
Rent	1,500	1,500	$37,000

	$15,000	$5,213	$140,078

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $48,782 (December 31, 2008:  $45,920) owing to directors of the Company for unpaid rent and management fees.

Included in the related party loan is $10,180 (December 31, 2008: $10,180) due to a director of the Company which bears interest of 5% per annum, is unsecured and has no specific terms for repayment.

Note 6

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

Note 7

Supplemental Cash Flow Information

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.  During the three months ended March 31, 2009, the Company issued 500,000 shares at $0.60 per share for a total of $300,000 pursuant to a consulting agreement.

Note 8

Subsequent Events

Subsequent to March 31, 2009, the Company received $25,000 in respect of share subscriptions for 100,000 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 per share for a period of 24 months from the date of closing of the offering.  These units have not yet been issued.

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

On October 31, 2008, we provided a partial payment of $12,500 due on the principal payment as noted under the agreement for the acquisition of the Nyinahin Mining. This $12,500 payment is to be credited towards the payment due to General Metals Corporation on April 30, 2009.  On December 5, 2008, we amended the agreement with General Metals Corporation to allow for the initial $250,000 payment to be made on or before December 31, 2008 with the remainder of the $250,000 payment to be payable on or before April 30, 2009. As of the date of this quarterly report, we had not yet made the remainder of the $250,000 payment (being $237,500) due on or before April 30, 2009 to General Metals Corporation.  We are actively negotiating an extension for this payment with General Metals Corporation.

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

Our plan of operation for the twelve months following the date of this quarterly report is to complete the recommended grid establishment, line cutting, soil sampling and mapping on the Hummingbird property, to complete the terms of the acquisition agreement with General Metals Corporation and to commence our exploration program on the Nyinahin mining concession.

Humming Bird Property

Our Hummingbird property is located in the Vancouver Mining Division approximately 25 kilometers northeast of Powell River, British Columbia and 100 kilometers northwest of the city of Vancouver.  The property lies on the northwest part of Goat Island, which is located in Powell Lake.

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

Future Exploration

We have designed a four-phased exploration program as detailed below:

We are committed in spending a total of US$286,000 over a two year period depending on the type and size of any deposit to be discovered. This estimate includes a 10% contingency cost. Phases II and III are contingent upon a favorable result from earlier phases.

Phases I and II (Duration 12 months -end of first year)

Proposed Exploration

•

Geological Mapping

•

Line Cutting

•

Geochemical Soil Sampling

•

Trenching

•

Pitting

•

Geophysical Investigation

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

Phase III (Duration up to 6 months - beginning of second year)

Detailed Prospecting

•

Geochemical Investigations

•

Trenching and Pitting

•

Structural Geological Mapping

•

Assay

•

Survey work

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

Mineralogical and petrographical studies will be carried out.

A report will be prepared at the end of the period. This will involve project appraisal and projections for the next phase of the prospecting program.

Phase IV (Duration up to 6 months - end of second year)

Target Delineation and Resource Estimation

•

Trenching, Pitting and Sampling

•

RC Drilling (1000m)

•

Other Detailed Geological Work

•

Geological Report.

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

Resource Estimation based on trench and RC drilling will be carried out

Reserves estimation will be attempted at this stage to determine the extent of the economic mineral potential of the concession area.

Results of Operations

Three month Summary ending March 31, 2009 and 2008

	Three Months Ended March 31
	2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$68,452		$18,133
Net Loss		$(68,452)		$(18,133)

Expenses

Our operating expenses for the three month periods ended March 31, 2009 and March 31, 2008 are outlined in the table below:

	Three Months Ended March 31
	2009		2008
Accounting and audit fees		$12,225		$6,244
Bank charges		$146		$51
Consulting fees		$25,000	$	Nil
Director fees		$4,500	$	Nil
Filing and transfer agent fees		$996		$3,159
Foreign exchange	$	Nil	$	Nil
Interest		$5,000		$713
Legal fees		$10,085		$3,000
Office and miscellaneous	$	Nil	$	Nil
Management fees		$9,000		$3,000
Mineral property costs	$	Nil		$466
Rent		$1,500		$1,500

Operating expenses for the three months ended March 31, 2009, increased by 277.50% as compared to the comparative period in 2008 primarily as a result of increases in accounting and audit fees, consulting fees, director fees, interest and legal fees.

Revenue

We did not earn any revenues during the period ending March 31, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production on either the Hummingbird Property or the Nyinahin Mining Concession. We can provide no assurance that we will discover economic mineralization on either of our properties, or if such minerals are discovered, that we will enter into commercial production.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At March 31, 2009	At Dec. 31, 2008	Increase/ Decrease
Current Assets	$275,000	$648	$274,352
Current Liabilities	$383,066	$371,962	$11,104
Working Capital (deficit)	$(108,066)	$(371,314)	$263,248

Cash Flows
		Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Net Cash Provided (Used in) by Operating Activities		$32,348		$2,203
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$31,700		$3,311
Increase in Cash During the Period		$(648)		$5,514

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

As at March 31, 2009, we received $36,700 in respect of share subscriptions for 146,800 units at $0.25 per unit.  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase an additional common share $0.25 per share for a period of 24 months from the date of the closing of offering.  These shares have not yet been issued.

Subsequent to March 31, 2009, we received $25,000 in respect of share subscriptions for 100,000 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 per share for a period of 24 months from the date of closing of the offering.  These units have not yet been issued.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

In their audit report relating to our financial statements for the period ended December 31, 2008, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

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

Item 4T.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of March 31, 2009, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of March 31, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of March 31, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the quarter ended March 31, 2009, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's March 31, 2009 financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on either of our mineral properties and build and operate a mine. We had cash in the amount of $Nil as of March 31, 2009. At March 31, 2009, we had a working capital deficit of $108,066. We incurred a net loss of $68,452 for the three months ended March 31, 2009 and $359,514 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

None.

Item 5.  Other Information

None.

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

(14)	Code of Ethics
14.1*	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K filed on April 20, 2009)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Accounting Officer and Principal Financial Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Accounting Officer and Principal Financial Officer.

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

   /s/ Joseph B. Guerrero
By: Joseph B. Guerrero, President
and Director
(Principal Executive Officer)

Dated:  May 20, 2009

   /s/ George Polyhronopolous
By: George Polyhronopolous,
Treasurer, Secretary and Director
(Principal Financial Officer)

Dated: May 20, 2009