Form 10-Q/A
period 2009-03-31
SUNERGY INC
filed 2009-05-26
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Dated:  May 26, 2009

   /s/ George Polyhronopolous
By: George Polyhronopolous,
Treasurer, Secretary and Director
(Principal Financial Officer)

Dated: May 26 , 2009