Form 10-Q
period 2009-06-30
SUNERGY INC
filed 2009-08-25
CIK 1261487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________ to __________________________

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
53,797,500 common shares issued and outstanding as of August 13, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

2

SUNERGY, INC.

(A Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2009

(Stated in US Dollars)

(Unaudited)

3

SUNERGY, INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
June 30, 2009 and December 31, 2008
(Stated in US Dollars)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current
Cash	$313	$648

Mineral properties – Note 3	762,500	762,500

	$762,813	$763,148

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	125,766	$111,782
Advance payable – Note 7	$6,100
Related party loan – Note 6	10,180	10,180
Promissory note – Notes 3 and 4	250,000	250,000

	392,046	371,962

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value
375,000,000 shares authorized
53,797,500 shares issued (2008: 53,297,500)	53,798	53,298
Additional paid-in capital	963,450	663,950
Deferred compensation – Note 5	(200,000)	-
Subscriptions received – Note 5	61,700	5,000
Deficit accumulated during the pre-exploration stage	(508,181)	(331,062)

	370,767	391,186

	$762,813	$763,148

SEE ACCOMPANYING NOTES
4

SUNERGY, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the six months ended June 30, 2009 and 2008
and for the period January 28, 2003 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

					January 28,
					2003
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		To
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Expenses
Accounting and audit fees	$4,947	$9,224	$17,172	$15,468	$115,394
Bank charges	179	87	325	138	1,411
Consulting fees	75,000	-	100,000	-	105,000
Director fees – Note 6	4,500	-	9,000	-	13,500
Filing and transfer agent fees	2,092	778	3,088	3,937	26,882
Foreign exchange	970	-	970	-	1,455
Interest – Note 5 and 6	5,000	1,023	10,000	1,736	18,078
Legal fees	3,631	-	13,716	3,000	38,074
Office and miscellaneous	35	-	35	-	135
Management fees – Note 6	9,000	3,000	18,000	6,000	95,000
Mineral property costs	933	475	933	941	13,872
Rent – Note 6	2,380	1,500	3,880	3,000	39,380

Net loss for the period	$(108,667)	$(16,087)	$(177,119)	$(34,220)	$(468,181)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	53,797,500	50,697,500	53,572,500	50,697,500

SEE ACCOMPANYING NOTES
5

SUNERGY, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2009 and 2008
and for the period January 28, 2003 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

			January 28,
			2003 (Date of
	Six Months Ended		Inception) to
	June 30,		June 30,
	2009	2008	2009

Operating Activities
Net loss for the period	$(177,119)	$(34,220)	$(468,181)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common shares issued for consulting fees	100,000	-	100,000
Interest	-	-	3,298
Accrued interest	10,000	-	10,000
Prepaid expenses	-	2,712	-
Accounts payable and accrued liabilities	3,984	9,969	115,766

Cash used in operating activities	(63,135)	(21,539)	(239,117)

Financing Activities
Capital stock issued	-	-	173,950
Subscriptions received	56,700	-	61,700
Increase in related party loan	-	21,403	10,180
Increase in advance payables	6,100	-	6,100

Cash provided by financing activities	62,800	21,403	251,930

Investing Activity
Acquisition of mineral property	-	-	(12,500)

Increase (decrease) in cash during the period	(335)	(136)	313

Cash, beginning of the period	648	195	-

Cash, end of the period	$313	$59	$313

Supplemental Cash Flow Information – Note 9

SEE ACCOMPANYING NOTES
6

SUNERGY, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period January 28, 2003 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(unaudited)

								Deficit
								Accumulated
					Additional			During the
		Common Shares			Paid-in	Deferred	Share	Exploration
		Number	Par Value		Capital	Compensation	Subscriptions	Stage	Total
Capital stock issued for cash (1)	– at $0.001	50,000,000	$50,000	$		$-	$-	$(40,000)	$10,000
	– at $0.10	697,500	698		13,252			-	13,950
Net loss for the period		-	-		-	-	-	(30,313)	(30,313)
Balance, as at December 31, 2003		50,697,500	40,698		13,252	-	-	(70,313)	(6,363)
Contributed interest		-	-		401	-	-	-	401
Net loss for the year		-	-		-	-	-	(41,362)	(41,362)
Balance, as at December 31, 2004		50,697,500	50,698		13,653	-	-	(111,675)	(47,324)
Contributed interest		-	-		938	-	-	-	938
Net loss for the year		-	-		-	-	-	(26,093)	(26,093)
Balance, as at December 31, 2005		50,697,500	50,698		14,591	-	-	(137,768)	(72,479)
Contributed interest		-	-		1,959	-	-	-	1,959
Net loss for the year		-	-		-	-	-	(39,746)	(39,746)
Balance, as at December 31, 2006		50,697,500	50,698		16,550	-	-	(177,514)	(110,266)
Net loss for the year		-	-		-	-	-	(55,103)	(55,103)
Balance, as at December 31, 2007		50,697,500	50,698		16,550	-	-	(232,617)	(165,369)
Capital stock issued for cash	– at $0.25	600,000	600		149,400	-	-	-	150,000
Capital stock issued pursuant to mineral property
acquisition agreement	– at $0.25	2,000,000	2,000		498,000	$-	-	-	500,000
Share subscriptions – Note 5		-	-		-		5,000	-	5,000
Net loss for the year		-	-		-	-	-	(98,445)	(98,445)

Balance, as at December 31, 2008		53,297,500	53,298		663,950	-	5,000	(331,062)	391,186
Share subscriptions – Note 5		-	-		-	-	56,700	-	56,700
Capital stock issued for consulting services	– at $0.60	500,000	500		299,500	(200,000)	-	-	100,000
Net loss for the period		-	-		-	-	-	(177,119)	(177,119)
						-
Balance, as at June 30, 2009		53,797,500	$53,798		$963,450	$(200,000)	$61,700	$(508,181)	$370,767

(1) The number of shares issued and outstanding was retroactively restated to reflect a 5 for 1 forward stock split, effective October 7, 2008. The par value of the share issuances is adjusted to reflect the restated par value of each share issuance.

SEE ACCOMPANYING NOTES
7

SUNERGY, INC.
(An Exploration Stage Company)
SCHEDULE OF RESOURCE PROPERTY COSTS
for the period ended June 30, 2009
(Stated in US Dollars)

	British Columbia	Ghana
	Hummingbird	Nyinahin Mining
	Claim	Concession	Total

Balance, December 31, 2007	$-	$-	$-

Acquisition costs:
Cash	-	12,500	12,500
Shares	-	500,000	500,000
Issuance of a promissory note – Notes 4 and 5	-	250,000	250,000

Balance, December 31, 2008 and June 30,
2009	$-	$762,500	$762,500

SEE ACCOMPANYING NOTES
8

SUNERGY, INC.
(A Exploration Stage Company) |
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada on January 28, 2003 and is in the exploration stage. The Company has mineral properties located in the Republic of Ghana and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from these properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2009, the Company had negative working capital, an accumulated deficit of $508,181 (December 31, 2008 - $331,062) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

Sunergy, Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Summary of Significant Accounting Policies

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of December 31, 2008, the Company had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”)\

SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize

Sunergy, Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 3

Note 2	Summary of Significant Accounting Policies - (cont’d)

acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe the adoption of these statements will have a material impact on significant acquisitions completed after January 1, 2009.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14- 1 was effective for the Company’s fiscal year beginning January 1, 2009. There was no impact on the Company’s financial statements upon adoption of FSP APB 14-1.

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (‘EITF 07-05”), “Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock.”. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of EITF 07-05 is not permitted. Adoption of EITF 07-05 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

Sunergy, Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 4

Note 2	Summary of Significant Accounting Policies - (cont’d)

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our quarter ending September 30, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

Note 3	Mineral Property

Hummingbird Claim

By a mineral property staking and sales agreement dated April 10, 2003, the Company acquired a 100% undivided right, title and interest in and to the Hummingbird Claims located in the province of British Columbia, Canada. During the six months ended June 30, 2009, the Company incurred exploration costs of $933 (2008: $941) on the Hummingbird Claims. Exploration costs incurred from inception to June 30, 2009 were $13,872. During the quarter ended June 30, 2009, the Company decided to abandon the Hummingbird Claims.

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

Sunergy, Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 5

Note 3	Mineral Property - (cont’d)

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

As at April 30, 2009, the Company had not made the payment of $237,500 in respect of the final payment required on the acquisition of the Nyinahin Mining Concession. The Company, however, expects to re-negotiate an extension of the terms of the acquisition of this concession.

Subsequent to June 30, 2009, the Company has entered into an agreement for settlement for the final terms of mining acquisition agreement. The vendor agreed to accept 2,000,000 restricted shares of common stock of the Company in satisfaction of the $250,000 final payment. The excess $12,500 payment was deemed as a penalty charge for late payment. The common stock has not yet been issued.

The vendor shall retain a 5% Net Smelter Return on the Property.

Note 4	Promissory Note

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

Subsequent to June 30, 2009, the Company has entered into a debt settlement agreement with the shareholder. The investor has entered into an agreement to accept 2,100,000 restricted shares of common stock of the Company in full satisfaction of the $ 250,000 debt including interest. The common stock has not yet been issued.

Note 5	Capital Stock

On October 10 2008, the Company issued 600,000 units at $0.25 per unit for gross proceeds of $150,000. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at $0.25 per share up to October 10, 2010.

Sunergy, Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 6

Note 5	Capital Stock - (cont’d)

On December 10, 2008, the Company issued 2,000,000 common shares valued at $0.25 per share for a total of $500,000 pursuant to the agreement to acquire the Nyinahin Mining Concession in the Republic of Ghana.

On March 23, 2009, the Company signed an agreement with a consultant to provide consulting services for a period of one year. The consultant was compensated by the issuance of 500,000 common shares of the Company. These shares were issued at their fair value of $0.60 per share for a total of $300,000. The Company has recorded this charge as a deferred compensation for which it is amortizing over the term of the contract. During the six months ended June 30, 2009, the Company expensed $100,000 in respect of this agreement. – Note 9

Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

2009
Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Outstanding, December 31, 2008 and June
30, 2009	600,000	$0.25

b)	Share Subscriptions

As at June 30, 2009, the Company had received $61,700 in respect of a subscription for 246,800 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 per share for a period of 24 months from the date of closing of the offering. These units have not yet been issued.

Note 6	Related Party Transactions

The Company was charged director and management fees, rent and interest on a loan provided by a director of the Company as follows:

Sunergy, Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) – Page 7

Note 6	Related Party Transactions- (cont’d)

					January 28, 2003
					(Date of
	Three Months Ended		Six Months Ended		Inception to)
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Interest	$-	$896	$-	$1,609	$8,078
Management fees	9,000	3,000	18,000	6,000	95,000
Director fees	4,500	-	9,000	-	13,500
Rent	500	1,500	2,000	3,000	$37,500

	$14,000	$5,396	$29,000	$10,609	$154,078

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $46,105 (December 31, 2008: $45,920) owing to directors of the Company for unpaid rent and management fees.

Included in the related party loan is $10,180 (December 31, 2008: $10,180) due to a director of the Company, which bears interest of 5% per annum, is unsecured and has no specific terms for repayment.

Note 7	Advance Payable

Included in advance payable is $6,100 (December 31, 2008: $nil) which is non-interest bearing, unsecured and has no specific terms of repayment

Note 8	Commitments

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

Note 9	Supplemental Cash Flow Information

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows. During the six months ended June 30, 2009, the Company issued 500,000 shares at $0.60 per share for a total of $300,000 pursuant to a consulting agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to the common shares in our capital stock.

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

On April 10, 2003, we acquired the Humming Bird Property located in British Columbia from Ashworth Explorations Ltd. We acquired a total of three mineral claims located in the Vancouver Mining Division of British Columbia that have the potential to contain copper, silver and gold mineralization or deposits. Under the new claim ownership system in British Columbia, the property has now been reduced and converted into one claim that totals 15 cells and covers an area of 311 hectares. A cell is a subunit of a claim and measures approximately 20 hectares. In order to acquire a 100% interest in these claims, we paid $3,450 to Ashworth Explorations Ltd. In 2005, 2006, 2007 and 2008 we retained an agent, David Heyman of Vancouver, British Columbia, to re-stake the property and hold it in trust for us. In 2006, we reduced the size of the property so that it only covers areas upon which we have discovered mineralization in our initial exploration program. As of June 30, 2009, our Company has decided to abandon the Humming Bird Property.

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

As of December 31, 2008, we issued 2,000,000 restricted shares of our common stock to General Metals Corporation at a fair value of $0.25 per share as noted in the description of the agreement above.

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

On July 29, 2009, we entered into an agreement with General Metals Corporation for the final terms for the acquisition of the Nyinahin Mining Concession from General Metals. Pursuant to the agreement with General Metals, as amended, the outstanding consideration payable by our company consisted of $237,500 plus interest and penalties, which was due on April 30, 2009. In full and final satisfaction of all amounts, General Metals has agreed to accept 2,000,000 restricted shares of common stock of our company. The result is that our company will have provided a total share and cash consideration of $1,012,500 for the acquisition of the Concession, given the amounts previously provided.

On August 3, 2009, we entered into a debt settlement agreement with Global Partners who has been owed $250,000 since December 30, 2008. The terms were for 1 year @ 8% interest. The investor agreed to accept 2,100,000 restricted shares of common stock of our company in full settlement of the debt including interest.

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

Humming Bird Property

Our Humming Bird Property is located in the Vancouver Mining Division approximately 25 kilometers northeast of Powell River, British Columbia and 100 kilometers northwest of the city of Vancouver. The property lies on the northwest part of Goat Island, which is located in Powell Lake. As of June 30, 2009, our Company has decided to abandon the Humming Bird Property.

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

  Geological Mapping
  Line Cutting
  Geochemical Soil Sampling
  Trenching
  Pitting
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

  Geochemical Investigations
  Trenching and Pitting
  Structural Geological Mapping
  Assay
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

  Trenching, Pitting and Sampling
  RC Drilling (1000m)
  Other Detailed Geological Work
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

Results of Operations [NTD – please update as required]

Three month Summary ending June 30, 2009 and 2008

		Three Months Ended
		June 30
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$108,667		$16,087
Net Loss		$(108,667)		$(16,087)

Expenses

Our operating expenses for the three month periods ended June 30, 2009 and June 30, 2008 are outlined in the table below:

	Three Months Ended
	June 30
	2009		2008
Accounting and audit fees	$4,947		$9,244
Bank charges	$179		$87
Consulting fees	$75,000	$	Nil
Director fees	$4,500		Nil

Filing and transfer agent fees	$2,092		$778
Foreign exchange	$970		Nil
Interest	$5,000		$1,023
Legal fees	$3,631	$	Nil
Office and miscellaneous	$35	$	Nil
Management fees	$9,000		$3,000
Mineral property costs	$933		$475
Rent	$2,380		$1,500

Operating expenses for the three months ended June 30, 2009, increased by 575% as compared to the comparative period in 2008 primarily as a result of increases in bank charges, consulting fees, director fees, foreign exchange, interest, legal fees, office and miscellaneous, management fees, mineral property costs and rent.

Six month Summary ending June 30, 2009 and 2008

		Six Months Ended
		June 30
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$177,119		$34,220
Net Loss		$(177,119)		$(34,220)

Expenses

Our operating expenses for the six month periods ended June 30, 2009 and June 30, 2008 are outlined in the table below:

	Six Months Ended
	June 30
	2009		2008
Accounting and audit fees	$17,172		$15,468
Bank charges	$325		$138
Consulting fees	$100,000	$	Nil
Director fees	$9,000		Nil
Filing and transfer agent fees	$3,088		$3,937
Interest	$10,000		$1,736
Foregin Exchange	$970		$-
Legal fees	$13,716		$3,000
Office and miscellaneous	$35	$	Nil
Management fees	$18,000		$6,000
Mineral property costs	$933		$941
Rent	$3,880		$3,000

Operating expenses for the six months ended June 30, 2009, increased by 417% as compared to the comparative period in 2008 primarily as a result of increases in accounting and audit fees, bank charges, consulting fees, director fees, interest, legal fees, office and miscellaneous, management fees and rent.

Revenue

We did not earn any revenues during the period ending June 30, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production on either the Nyinahin Mining Concession. We can provide no assurance that we will discover economic mineralization on either of our properties, or if such minerals are discovered, that we will enter into commercial production.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	Dec. 31,	Increase/
	2009	2008	Decrease
Current Assets	$313	$648	$(335)
Current Liabilities	$392,046	$371,962	$20,084
Working Capital (deficit)	$(391,733)	$(371,314)	$20,419

Cash Flows

		Six months		Six months
		Ended		Ended
		June 30,		June 30,
		2009		2008
Net Cash Provided (Used in) by Operating Activities		$(63,135)		$(21,539)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$62,800		$21,403
Decrease in Cash During the Period		$(335)		$(136)

On October 10, 2008, we issued 600,000 units at a purchase price of $0.25 per unit for gross proceeds of $150,000 to three subscribers. Each unit consists of one common share and one common share purchase warrant. Each warrant entitling the holder to purchase one share of our common stock at a price of $0.25 per share for a period of 24 months from the date of issuance. An aggregate of 400,000 units were issued to two U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933 and 200,000 units were issued to one non-U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) relying on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

As at March 31,2009, we received $36,700 in respect of share subscriptions for 146,800 units at $0.25 per unit. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase an additional common share $0.25 per share for a period of 24 months from the date of the closing of offering. These shares have not yet been issued.

During our quarter ended June 30, 2009, we received $25,000 in respect of share subscriptions for 100,000 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 per share for a period of 24 months from the date of closing of the offering. These units have not yet been issued.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

On September 15, 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, our company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only.

Effective January 1, 2008, our company adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 gives our company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of December 31, 2008, our company had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”)\

SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our company does not believe the adoption of these statements will have a material impact on significant acquisitions completed after January 1, 2009.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 was effective for our company’s fiscal year beginning January 1, 2009. There was no impact on our company’s financial statements upon adoption of FSP APB 14-1.

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (‘EITF 07-05”), “Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock.”. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of EITF 07-05 is not permitted. Adoption of EITF 07-05 did not have a material impact on our company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”)

under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our quarter ending September 30, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of June 30, 2009, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of June 30, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses Identified

Based on our management’s evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the quarter ended June 30, 2009, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's June 30, 2009 financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on either of our mineral properties and build and operate a mine. We had cash in the amount of $313 as of June 30, 2009. At June 30, 2009, we had a working capital deficit of $391,733. We incurred a net loss of $177,119 for the six months ended June 30, 2009 and $468,181 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)

(10)	Material Contracts

Exhibit	Description
Number

10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)

10.2	Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

10.3

Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- K filed on April 20, 2009)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Accounting Officer and Principal Financial Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer and Principal Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

/s/ Joseph B. Guerrero
By: Joseph B. Guerrero,
President and Director
(Principal Executive Officer)

Dated: August 25, 2009

/s/ George Polyhronopolous
By: George Polyhronopolous,
Treasurer, Secretary and Director
(Principal Financial Officer)

Dated: August 25, 2009