Form 10-Q
period 2009-09-30
SUNERGY INC
filed 2009-11-16
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2009
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52767
SUNERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada				26-4828510
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ				85260
(Address of principal executive offices)				(Zip Code)
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
53,797,500 common shares issued and outstanding as of November 12, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2009

(Stated in US Dollars)

(Unaudited)

SUNERGY, INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

September 30, 2009 and December 31, 2008

(Stated in US Dollars)

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Current
Cash	$520	$648

Mineral properties – Note 3	762,500	762,500

	$763,020	$763,148

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$159,461	$111,782
Advance payable – Note 7	30,219
Related party loan – Note 6	10,180	10,180
Promissory note – Notes 3 and 4	250,000	250,000

	449,860	371,962

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value
375,000,000 shares authorized
53,797,500 shares issued (2008: 53,297,500)	53,798	53,298
Additional paid-in capital	963,450	663,950
Deferred compensation – Note 5	(125,000)	-
Subscriptions received – Note 5	61,700	5,000
Deficit accumulated during the pre-exploration stage	(640,788)	(331,062)

	313,160	391,186

	$763,020	$763,148

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2009 and 2008 and for the period January 28, 2003 (Date of Inception) to September 30, 2009

(Stated in US Dollars)

(Unaudited)

					January 28,
					2003
					(Date of
					Inception)
	Three Months Ended		Nine Months Ended		To
	September 30,		September 30,		September
					30,
	2009	2008	2009	2008	2009

Expenses
Accounting and audit fees	$8,266	$3,735	$25,438	$19,203	$123,660
Bank charges	208	32	533	170	1,619
Consulting fees	94,000	-	194,000	-	199,000
Director fees – Note 6	4,500	-	13,500	-	18,000
Filing and transfer agent fees	5,857	3,582	8,945	7,519	32,739
Foreign exchange loss	1,378	-	2,348	-	2,833
Interest – Notes 5 and 6	5,000	955	15,000	2,691	23,078
Legal fees	2,980	-	16,696	3,000	41,054
Office and miscellaneous	487	-	522	-	622
Management fees – Note 6	7,500	3,000	25,500	9,000	102,500
Mineral property costs- Note 3	-	466	933	1,407	13,872
Rent – Note 6	2,205	1,500	6,085	4,500	41,585
Travel	226	-	226	-	226

Net loss for the period	$(132,607)	$(13,270)	$(309,726)	$(47,490)	$(600,788)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	53,797,500	50,697,500	53,648,303	50,697,500

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2009 and 2008

and for the period January 28, 2003 (Date of Inception) to September 30, 2009

(Stated in US Dollars)

(Unaudited)

			January 28,
			2003 (Date of
	Nine Months Ended		Inception) to
	September 30,		September 30,
	2009	2008	2009

Operating Activities
Net loss for the period	$(309,726)	$(47,490)	$(600,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for consulting fees	175,000	-	175,000
Interest	-	-	3,298
Accrued interest	15,000	-	15,000
Prepaid expenses	-	2,712	-
Accounts payable and accrued liabilities	32,679	18,012	144,461

Cash used in operating activities	(87,047)	(26,766)	(263,029)

Financing Activities
Capital stock issued	-	-	173,950
Subscriptions received	56,700	108,000	61,700
Increase (decrease) in related party loan	-	(46,016)	10,180
Increase in advances payable	30,219	-	30,219

Cash provided by financing activities	86,919	61,984	276,049

Investing Activity
Acquisition of mineral property	-	-	(12,500)

Increase (decrease) in cash during the period	(128)	35,218	520

Cash, beginning of the period	648	195	-

Cash, end of the period	$520	$35,413	$520

Supplemental Cash Flow Information – Note 9

Supplemental Cash Flow Information – Note 9

SEE ACCOMPANYING NOTES

SUNERGY, INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period January 28, 2003 (Date of Inception) to September 30, 2009

(Stated in US Dollars)

(unaudited)

						Deficit
						Accumulated
			Additional			During the
	Common Shares		Paid-in	Deferred	Share	Exploration
	Number	Par Value	Capital	Compensation	Subscriptions	Stage	Total
Capital stock issued for cash (1) – at $0.001	50,000,000	$50,000	$-	$-	$-	$(40,000)	$10,000
– at $0.10	697,500	698	13,252			-	13,950
Net loss for the period	-	-	-	-	-	(30,313)	(30,313)
Balance, as at December 31, 2003	50,697,500	40,698	13,252	-	-	(70,313)	(6,363)
Contributed interest	-	-	401	-	-	-	401
Net loss for the year	-	-	-	-	-	(41,362)	(41,362)
Balance, as at December 31, 2004	50,697,500	50,698	13,653	-	-	(111,675)	(47,324)
Contributed interest	-	-	938	-	-	-	938
Net loss for the year	-	-	-	-	-	(26,093)	(26,093)
Balance, as at December 31, 2005	50,697,500	50,698	14,591	-	-	(137,768)	(72,479)
Contributed interest	-	-	1,959	-	-	-	1,959
Net loss for the year	-	-	-	-	-	(39,746)	(39,746)
Balance, as at December 31, 2006	50,697,500	50,698	16,550	-	-	(177,514)	(110,266)
Net loss for the year	-	-	-	-	-	(55,103)	(55,103)
Balance, as at December 31, 2007	50,697,500	50,698	16,550	-	-	(232,617)	(165,369)
Capital stock issued for cash – at $0.25	600,000	600	149,400	-	-	-	150,000
Capital stock issued pursuant to mineral property acquisition agreement – at $0.25	2,000,000	2,000	498,000	-	-	-	500,000
Share subscriptions – Note 5	-	-	-		5,000	-	5,000
Net loss for the year	-	-	-	-	-	(98,445)	(98,445)
Balance, as at December 31, 2008	53,297,500	53,298	663,950	-	5,000	(331,062)	391,186
Share subscriptions – Note 5	-	-	-	-	56,700	-	56,700
Capital stock issued for consulting services – at $0.60	500,000	500	299,500	(125,000)	-	-	175,000
Net loss for the period	-	-	-	-	-	(309,726)	(309,726)
Balance, as at September 30, 2009	53,797,500	$53,798	$963,450	$(125,000)	$61,700	$(640,788)	$313,160
(1) The number of shares issued and outstanding was retroactively restated to reflect a 5 for 1 forward stock split, effective October 7, 2008. The par value of the share issuances is adjusted to reflect the restated par value of each share issuance.

SUNERGY, INC.

(An Exploration Stage Company)

SCHEDULE OF RESOURCE PROPERTY COSTS

for the period ended September 30, 2009

(Stated in US Dollars)

	British Columbia	Ghana
	Hummingbird	Nyinahin Mining
	Claim	Concession	Total

Balance, December 31, 2007	$-	$-	$-

Acquisition costs:
Cash	-	12,500	12,500
Shares	-	500,000	750,000
Issuance of a promissory note – Notes 4 and 5	-	250,000	250,000

Balance, December 31, 2008 and September 30, 2009	$-	$762,500	$762,500

SUNERGY, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2009

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company had negative working capital, an accumulated deficit of $640,788 (December 31, 2008 - $331,062) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

Sunergy, Inc.

(an Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2009

(Stated in US Dollars)

(Unaudited)

Note 2

Recently Issued Accounting Policies

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which defined fair value, established a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expanded disclosures about fair value measurements. The Company adopted this guidance effective January 1, 2008.  On January 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of these standards did not impact the Company’s consolidated financial statements in any material respect.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes the principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of this guidance on the Company’s consolidated financial statements will ultimately depend on the terms of any future business transactions.

In February 2008, the FASB issued guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in issued financial statements on a recurring basis. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance was effective for the Company on January 1, 2009. The Company does not believe that the adoption of this guidance will have a material effect on its financial position or results of operations.

Sunergy, Inc.

(an Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2009

(Stated in US Dollars)

(Unaudited)

Note 2

Recently Issued Accounting Policies- (cont’d)

In May 2009, the FASB issued guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date.  This guidance was effective for reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on its financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) establishing the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”).  Pursuant to the provisions of the Codification, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. The adoption of the Codification did not impact the Company’s financial position or results of operations.

In August 2009, the FASB issued authoritative guidance that provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. The guidance is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance is effective for the first interim reporting period beginning after issuance. The Company does not anticipate the adoption of this guidance to have a material impact on the Company’s future financial statements.

Note 3

Mineral Properties

Hummingbird Claim

By a mineral property staking and sales agreement dated April 10, 2003, the Company acquired a 100% undivided right, title and interest in and to the Hummingbird Claims located in the province of British Columbia, Canada. During the nine months ended September 30, 2009, the Company incurred exploration costs of $933 (2008: $1407) on the Hummingbird Claims. Exploration costs incurred from inception to September 30, 2009 were $13,872.  As of June 30, 2009, the Company decided to abandon the Hummingbird Claims.

Sunergy, Inc.

(an Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2009

(Stated in US Dollars)

(Unaudited)

Note 3

Mineral Properties – (cont’d)

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

On July 30, 2009, the Company entered into an agreement for settlement for the payment of $237,500 in respect of the final payment required on the acquisition of the Nyinahin Mining Concession The vendor agreed to accept 2,000,000 restricted shares of common stock of the Company in satisfaction of the $250,000 final payment.  The excess $12,500 payment was deemed as a penalty charge for late payment.  The common stock has not yet been issued.

The vendor shall retain a 5% Net Smelter Return on the Property.

Sunergy, Inc.

(an Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2009

(Stated in US Dollars)

(Unaudited)

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

On August 3, 2009, the Company entered into a debt settlement agreement with the stockholder.  The investor has entered into an agreement to accept 2,100,000 restricted shares of common stock of the Company in full satisfaction of the $ 250,000 debt and accrued interest.  The common stock has not yet been issued.

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

On March 23, 2009, the Company signed an agreement with a consultant to provide consulting services for a period of one year. The consultant was compensated by the issuance of 500,000 common shares of the Company. These shares were issued at their fair value of $0.60 per share for a total of $300,000. The Company has recorded this charge as a deferred compensation for which it is amortizing over the term of the contract.  During the nine months ended September 30, 2009, the Company expensed $175,000 in respect of this agreement. – Note 9

Sunergy, Inc.

(an Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2009

(Stated in US Dollars)

(Unaudited)

Note 5

Capital Stock – (cont’d)

Commitments

a)

Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	2009
		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Outstanding, December 31, 2008 and September 30, 2009	600,000	$0.25

b)

Share Subscriptions

As at September 30, 2009, the Company had received $61,700 in respect of a subscription for 246,800 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 per share for a period of 24 months from the date of closing of the offering. These units have not yet been issued.

Note 6

Related Party Transactions

The Company was charged director and management fees, rent and interest on a loan provided by a director of the Company as follows:

					January 28,
					2003
					(Date of
	Three Months Ended		Nine Months Ended		Inception to)
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Interest	$-	$955	$-	$2,564	$8,078
Management fees	7,500	3,000	25,500	9,000	102,500
Director fees	4,500	-	13,500	-	18,000
Rent	-	1,500	2,000	4,500	$37,500

	$12,000	$5,455	$41,000	$16,064	$166,078

Sunergy, Inc.

(an Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2009

(Stated in US Dollars)

(Unaudited)

Note 6

Related Party Transactions – (cont’d)

Included in accounts payable and accrued liabilities is $54,917 (December 31, 2008: $45,920) owing to directors of the Company for unpaid rent and management fees.

Included in the related party loan is $10,180 (December 31, 2008: $10,180) due to a director of the Company, which bears interest of 5% per annum, is unsecured and has no specific terms for repayment.

Note 7

Advance Payable

Included in advance payable is $30,219 (December 31, 2008: $nil) which is non-interest bearing, unsecured and has no specific terms of repayment.

Note 8

Commitments

a)

Effective October 1, 2008, the Company entered into a management agreement with the Company’s President for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

b)

Effective October 1, 2008, the Company entered into a management agreement with the Company’s Secretary and Treasurer for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is terminated as of September 3, 2009 because he has resigned from the Company.

c)

Effective October 1, 2008, the Company entered into a director fee agreement with a director of the Company for his services at a rate of one thousand five hundred dollars $1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

Note 9

Supplemental Cash Flow Information

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.  During the nine months ended September 30, 2009, the Company issued 500,000 shares at $0.60 per share for a total of $300,000 pursuant to a consulting agreement.

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

Effective October 1, 2008, we entered into a management agreement with George Polyhronopolous, our Secretary, Treasurer and director. We pay remuneration for his services at a rate of one thousand five hundred dollars ($1,500) per month.  The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.   Effective September 3, 2009, George Polyhronopolous resigned as secretary, treasurer and director and the management agreement was terminated.

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

On July 29, 2009, we entered into an agreement with General Metals Corporation for the final terms for the acquisition of the Nyinahin Mining Concession from General Metals. Pursuant to the agreement with General Metals, as amended, the outstanding consideration payable by our company consisted of $237,500 plus interest and penalties, which was due on April 30, 2009. In full and final satisfaction of all amounts, General Metals has agreed to accept 2,000,000 restricted shares of common stock of our company. As of November 12, 2009, the 2,000,000 shares have not yet been issued.

On August 3, 2009, we entered into a debt settlement agreement with Global Partners who has been owed $250,000 since December 30, 2008. The terms were for 1 year at 8% interest.  The investor agreed to accept 2,100,000 restricted shares of common stock of our company in full settlement of the debt including interest.  As of November 12, 2009, the 2,100,000 shares have not yet been issued.

Our Current Business

We are an exploration stage mining company engaged in the exploration of minerals on properties located in British Columbia and Ghana, West Africa.

Our plan of operation for the twelve months following the date of this quarterly report is to complete the terms of the acquisition agreement with General Metals Corporation and to commence our exploration program on the Nyinahin mining concession.

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

Results of Operations

Three month Summary ending September 30, 2009 and 2008

	Three Months Ended September 30
	2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$132,607		$13,270
Net Loss		$132,607		$13,270

Expenses

Our operating expenses for the three month periods ended September 30, 2009 and September 30, 2008 are outlined in the table below:

	Three Months Ended September 30
	2009		2008
Accounting and audit fees		$8,266		$3,735
Bank charges		$208		$32
Consulting fees		$94,000	$	Nil
Director fees		$4,500	$	Nil
Filing and transfer agent fees		$5,857		$3,582
Foreign exchange loss		$1,378	$	Nil
Interest		$5,000		$955
Legal fees		$2,980	$	Nil
Office and miscellaneous		$487	$	Nil
Management fees		$7,500		$3,000
Mineral property costs	$	Nil		$466
Rent		$2,205		$1,500
Travel		$226	$	Nil

Operating expenses for the three months ended September 30, 2009, increased by 900% as compared to the comparative period in 2008 primarily as a result of increases in all operating expenses, most notably, consulting fees.

Nine month Summary ending September 30, 2009 and 2008

	Nine Months Ended September 30
	2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$309,726		$47,490
Net Loss		$309,726		$47,490

Expenses

Our operating expenses for the nine month periods ended September 30, 2009 and September 30, 2008 are outlined in the table below:

	Nine Months Ended September 30
	2009	2008
Accounting and audit fees	$25,438		$19,203
Bank charges	$533		$170
Consulting fees	$194,000	$	Nil
Director fees	$13,500	$	Nil
Filing and transfer agent fees	$8,945		$7,519
Interest	$2,348		$2,691
Foreign Exchange	$15,000	$	Nil
Legal fees	$16,696		$3,000
Office and miscellaneous	$522	$	Nil
Management fees	$27,000		$9,000
Mineral property costs	$933		$1,407
Rent	$6,085		$4,500
Travel	$226	$	Nil

Operating expenses for the nine months ended September 30, 2009, increased by 552% as compared to the comparative period in 2008 primarily as a result of increases in accounting and audit fees, bank charges, consulting fees, director fees, legal fees, office and miscellaneous, management fees and rent.

Revenue

We did not earn any revenues during the period ending September 30, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production on either the Nyinahin Mining Concession. We can provide no assurance that we will discover economic mineralization on either of our properties, or if such minerals are discovered, that we will enter into commercial production.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

	At	At
	September 30,	Dec. 31,		Increase/
	2009	2008		Decrease
Current Assets	$520	$648	$
Current Liabilities	$449,860	$371,962	$
Working Capital (deficit)	$(449,340)	$(371,314)	$

		Nine months		Nine months
		Ended		Ended
		September 30,		September 30,
		2009		2008
Net Cash Provided (Used in) by Operating Activities		$(87,047)		$(26,766)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$86,919		$61,984
Decrease in Cash During the Period		$(128)		$35,218

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which defined fair value, established a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expanded disclosures about fair value measurements. Our company adopted this guidance effective January 1, 2008.  On January 1, 2009, our company adopted the remaining provisions of this accounting standard as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of these standards did not impact our company’s consolidated financial statements in any material respect.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes the principles and requirements for how the acquirer in a business combination (i) recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of this guidance on our company’s consolidated financial statements will ultimately depend on the terms of any future business transactions.

In February 2008, the FASB issued guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in issued financial statements on a recurring basis. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our company’s consolidated financial statements.

In April 2008, the FASB issued guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance was effective for our company on January 1, 2009. Our company does not believe that the adoption of this guidance will have a material effect on our financial position or results of operations.

In May 2009, the FASB issued guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date.  This guidance was effective for reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) establishing the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”).  Pursuant to the provisions of the Codification, our company has updated references to GAAP in our financial statements for the period ended September 30, 2009. The adoption of the Codification did not impact our company’s financial position or results of operations.

In August 2009, the FASB issued authoritative guidance that provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. The guidance is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance is effective for the first interim reporting period beginning after issuance. Our company does not anticipate the adoption of this guidance to have a material impact on our company’s future financial statements.

Item 3.  Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of September 30, 2009, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of September 30, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of September 30, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on either of our mineral properties and build and operate a mine. We had cash in the amount of $520 as of September 30, 2009. At September 30, 2009, we had a working capital deficit of $449,340. We incurred a net loss of $309,726 for the nine months ended September 30, 2009 and $600,788 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Effective September 3, 2009, George Polyhronopolous resigned as treasurer, secretary and as a director of our company.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
(10)	Material Contracts
10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)
10.2	Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

Exhibit Number	Description
10.3

Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K filed on April 20, 2009)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification
(32)	Section 1350 Certifications
32.1*	Section 906 Certification

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.
(Registrant)
Dated: November 16, 2009	/s/ Joseph B. Guerrero
Joseph B. Guerrero
President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)