Form 10-K
period 2009-12-31
SUNERGY INC
filed 2011-05-04
CIK 1261487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from [ ] to [ ]

                        Commission file number 000-52767

                                  SUNERGY, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                   N/A
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ       85260
          (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 480.477.5810

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
-------------------                    -----------------------------------------
      N/A                                                 N/A

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the
Registrant on April 4, 2011 was $16,486,974 based on a $0.0135 closing price for the Common Stock on April 4, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

1,271,257,340  as of May 2, 2011

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                                TABLE OF CONTENTS

PART I

PART II

   Item 5.     Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities............  14

   Item 6.     Selected Financial Data......................................  16

   Item 7.     Management's Discussion and Analysis of Financial Condition

   Item 9.     Changes in and Disagreements With Accountants on Accounting

PART III

   Item 10.    Directors, Executive Officers and Corporate Governance.......  24

   Item 11.    Executive Compensation.......................................  27

   Item 12.    Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters..............................  29

   Item 13.    Certain Relationships and Related Transactions, and Director
               Independence.................................................  30

   Item 14.    Principal Accounting Fees and Services.......................  31

PART IV

   Item 15.    Exhibits, Financial Statement Schedules......................  32

SIGNATURES..................................................................  33

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should",
"expects", "plans", "anticipates", "believes", "estimates", "predicts",
"potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we",
"us", "our", "our company" and "Sunergy" mean Sunergy, Inc.

GENERAL OVERVIEW

We were incorporated in the State of Nevada, USA, on January 28, 2003. We are an
exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

On April 10, 2003, we acquired the Hummingbird Property located in British
Columbia, Canada, from Ashworth Explorations Ltd. The property consists of three mineral claims located in British Columbia's Vancouver Mining Division that have the potential to contain copper, silver and gold mineralization or deposits. In order to acquire a 100% interest in these claims, we paid $3,450 to Ashworth
Explorations Ltd. In 2005, 2006, 2007 and 2008 we retained an agent, David
Heyman of Vancouver, British Columbia, to re-stake the Hummingbird property and to hold it in trust for us. In 2006, we reduced the size of the property so that it only covers areas upon which we have discovered mineralization in our initial exploration program. As of June 30, 2009 we had abandoned the Hummingbird
Property.

On September 12, 2008, Lorne Lilley resigned as treasurer, secretary and a director of our company and Christian Brule resigned as president of our company. As a result of these resignations, George Polyhronopolous and Joseph B.
Guerrero were elected directors of our company. On the same date Mr.
Polyhronopolous was appointed secretary and treasurer of our company and Mr.
Guerrero was elected president. Mr. Polyhronopolous resigned as our secretary, treasurer and director on September 3, 2009.

On March 11, 2009 we appointed Purnendu K. Medhi as director of our company.

On November 8, 2009 Christian Brule resigned as director of our company.

On December 21, 2009 Robert A. Levich was appointed as director of our company.

On March 8, 2010 Joseph Guerrero resigned as president and as a Director of our company and was succeeded by Karl A. Baum who was also appointed a director.

On November 2, 2010, Karl A, Baum resigned as our president and Director and was succeeded by Bryan Miller who was appointed President and Director.

On April 21, 2011, we appointed Mark Shelley as our secretary, treasurer and
Director.

As of April 21, 2011 our Board of Directors consists of Bryan Miller, Purnendu
K. Medhi, Robert A. Levich and Mark Shelley.

On September 16, 2008, our board of directors approved a 1 old for 5 new forward stock split of our authorized and issued and outstanding shares of common stock.
The certificate of change was filed with the Nevada Secretary of State on
September 23, 2008, effective October 7, 2008. Following the stock spilt our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 375,000,000 shares of common stock with a par value of
$0.001. We issued five 5 shares of common stock in exchange for every one 1 share of common stock issued and outstanding.

Effective October 1, 2008, we entered into a management agreement with Joseph B.
Guerrero, our president and director. We pay remuneration for his services at a rate of $1,500 per month. The agreement was terminated on March 8, 2010 upon Mr.
Guerrero's resignation from the Company.

On October 31, 2008, we entered into an agreement with General Metals
Corporation for the acquisition of its 100% owned Nyinahin Mining Concession located in Ghana, West Africa. The consideration for the acquisition was to consist of $500,000 in cash, which payable as follows: (i) $50,000 within 5 days of the effective date of the agreement with General Metals, (ii) $200,000 by
December 31, 2008, and (iii) the balance of $250,000 by April 30, 2009, in addition to 2,000,000 restricted shares of common stock of our company, issued at a fair value of $0.25 per share.

On October 31, 2008, we provided a partial payment of $12,500 due on the principal payment as noted under the agreement for the acquisition of the
Nyinahin Mining. This $12,500 payment was credited towards the payment due to
General Metals Corporation on April 30, 2009. On December 5, 2008, we amended the agreement with General Metals Corporation to allow for the initial $250,000 payment to be made on or before December 31, 2008 with the remainder of the
$250,000 payment to be payable on or before April 30, 2009.

As of December 31, 2008, we issued 2,000,000 restricted shares of our common stock to General Metals Corporation at a fair market value of $0.25 per share. A shareholder of our company, Global Partners LLC, agreed to settle the initial payment of $250,000 to General Metals Corporation.

As a result of this, we entered into a promissory note with Global Capital
Partners LLC on December 30, 2008, wherein we agreed to pay the principal amount of $250,000 including interest at a rate of 8% per annum by December 31, 2009.
As a result, we are in compliance with the terms of the acquisition agreement for the Nyinahin Mining Concession.

On March 23, 2009, we entered into a consulting agreement with Mark Iacono. The consulting agreement was for a term of one year with effect from March 1, 2009.
Pursuant to the terms of the agreement we issued 500,000 restricted shares of our common stock to Mr. Iacono and reimbursed him for certain out-of-pocket expenses. The agreement was terminated effective August 30, 2009 and no further compensation is payable to Mr. Iacono.

On July 29, 2009, we entered into an amended agreement with General Metals
Corporation regarding the acquisition of the Nyinahin Mining Concession.
Pursuant to the amended agreement, General Metals agreed to accept 2,000,000 restricted shares of our common stock in lieu of the $237,500 plus interest and penalties which was payable in accordance with the previous agreement and due on
April 30, 2009. As of November 12, 2009, the 2,000,000 shares had not yet been issued.

On August 3, 2009, we entered into a debt settlement agreement with Global
Capital Partners whom we have owed $250,000 since December 30, 2008. The terms were for a 1 year extension of the loan at 8% interest. Global Capital Partners accepted 2,100,000 restricted shares of common stock of our company in full settlement of the debt including interest. The common stock was not issued in a timely fashion and subsequently the holder assigned the debt. Subsequently, on
June 3, 2010 we issued 7,500,000 of our common shares valued at $0.035 per share
($262,500 in aggregate) in full settlement of the debt including accumulated interest.

On August 17, 2010, a Certificate of Amendment was filed with the Nevada
Secretary of State effecting a forward stock split of our authorized capital and issued and outstanding shares of common stock on a 1 old for 10 new basis, such that our authorized capital increased from 375,000,000 shares of common stock

with a par value of $0.001 to 3,750,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 94,619,788 shares of common stock to 946,197,880 shares of common stock. The forward split became effective with the
Over-the-Counter Bulletin Board at the opening for trading on August 24, 2010.
Consequently, our stock symbol changed to "SNEYD" for 30 days and returned to
"SNEY" and our CUSIP number was changed to 86732G306.

On October 18, 2010, we entered into a membership purchase agreement with Allied
Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada limited liability company, which owns the rights to exploration license #EXPL 5/2009 on the 140 sq km Pampana
River concession in Sierra Leone, West Africa. In consideration for the purchase of the membership interests, we agreed to pay $18,0000 cash and issue
100,000,000 units at a deemed price of $0.0025 to Allied Mining. The units consist of 100,000,000 shares of restricted stock, 100,000,000 with each warrant to purchase 1 share of restricted stock at an exercise price of $0.0025 for a period of 12 months and 100,000,000 warrants with each warrant to purchase 1 share of restricted stock at an exercise price of $0.005 per share for a period of 12 months. Bryan Miller, the co-founder and Chief Executive Officer of Allied
Mining and Supply, LLC was appointed as our President and Director on November
2, 2010.

For additional information, including information relating to the description of the common stock of our company, refer to our Amended Registration Statement on
Form SB-2 filed with the SEC on November 20, 2006.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Ghana, West Africa.

Our plan of operation for the twelve months following the date of this annual report is to complete the terms of the acquisition agreement with General Metals
Corporation and to commence our exploration program on the Nyinahin mining concession.

HUMMINGBIRD PROPERTY

On April 10, 2003, we executed a mineral property staking and sales agreement and acquired a 100% undivided right, title and interest in and to the
Hummingbird Claims located in the province of British Columbia, Canada. We incurred exploration costs on the Hummingbird Claims of $933 and $1,834 during the years ended December 31, 2009 and 2008, and $13,872 in the aggregate from our inception. As of June 30, 2009, we abandoned the Hummingbird Claims.

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

CURRENT EXPLORATION

STREAM SEDIMENTS

Stream sediment sampling was carried out to cover the whole concession.
Conventional stream sediment samples (fig. 4) were collected from mostly 1st and
2nd order streams. The main objective of the programmed was to identify gold-anomalous areas for further work. The sampling was done at a density of 2 samples per square kilometer. A total of 116 stream sediment samples were collected. Pan Concentrate sampling was carried out at some few places.

GEOLOGICAL MAPPING

Geological mapping was carried out alongside the stream sediment sampling. At each sample location, geological observations were made and the co-ordinate determined using the GPS. A total of 10 grab samples including quartz veins
(Photo 1) were taken. The outcrops, together with other geological information based on previous work enabled a geological map as in figure 3 above, to be produced. Most of the outcrops encountered are graphitic Phyllite.

GPS READINGS

GPS reading using a Garmin 12XL standardized with the Universal Transverse
Mercator Zone 30, Northern Hemisphere (WGS84), was used to obtain co-ordinates for each sample point.

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

PHASES I AND II (DURATION 12 MONTHS -END OF FIRST YEAR)

PROPOSED EXPLORATION

     *    Geological Mapping
     *    Line Cutting
     *    Geochemical Soil Sampling
     *    Trenching
     *    Pitting
     *    Geophysical Investigation

The fieldwork will begin with preliminary geological mapping and documentation to confirm the general structures and formations. A review of work done during the reconnaissance license period will also be carried out.

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

PHASE III (DURATION UP TO 6 MONTHS - BEGINNING OF SECOND YEAR)

DETAILED PROSPECTING

     *    Geochemical Investigations
     *    Trenching and Pitting
     *    Structural Geological Mapping
     *    Assay
     *    Survey work

Geochemical samples will be taken along the geophysical traverses and analyzed to cross check any prospects/anomalies picked up by the geophysics. All the geochemical anomalies recorded will be "prioritized".

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

Survey work -all work from this stage will be performed on a surveyed grid system. All trench locations from the previous phase and the subsequent ones will be surveyed and put on plan and sections. This will enable a more effective picture of the prospecting work to be viewed and interpreted.

Mineralogical and petrographical studies will be carried out.

A report will be prepared at the end of the period. This will involve project appraisal and projections for the next phase of the prospecting program.

PHASE IV (DURATION UP TO 6 MONTHS - END OF SECOND YEAR)

TARGET DELINEATION AND RESOURCE ESTIMATION

     *    Trenching, Pitting and Sampling
     *    RC Drilling (1000m)
     *    Other Detailed Geological Work
     *    Geological Report.

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

COST ESTIMATES

               FIRST YEAR - PHASES I & II
               ACTIVITY US DOLLARS
               Gridding                                 $  1,500
               Geological Mapping                       $  2,000
               Geophysical survey                       $  5,000
               Trenching and Pitting (600m)             $ 10,500
               Crop Compensation                        $  2,000
               Consultants and Contractors              $ 10,000
               Skilled and Unskilled Labor              $  8,000
               Logistics and Equipments                 $  8,000
               Administration and Overhead              $  8,000
               Vehicle                                  $ 25,000
               Fuel, Lubricant and Maintenance          $  5,000
               Assaying: 1,500 samples                  $ 15,000
                                                        --------
               TOTAL                                    $100,000
                                                        ========

               SECOND YEAR - PHASES III & IV
               ACTIVITY US DOLLARS
               Trenching: 1000m                         $ 15,000
               RC drilling: 800m                        $ 40,000
               Mob/demob                                $  6,000
               Earth-movements                          $  5,000
               Surveying                                $  2,000
               Crop Compensation                        $  6,000
               Consultants and Contractors              $ 20,000
               Skilled and Unskilled Labor              $ 10,000
               Logistics and Equipments                 $  8,000
               Administration and Overhead              $ 10,000
               Fuel, Lubricant and Maintenance          $  8,000
               Assaying: 2,500 samples                  $ 30,000
                                                        --------
               TOTAL                                    $160,000
                                                        ========

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred research and development expenditures over the last fiscal year.

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

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
COMMERCIALLY EXPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY
REVENUES FROM OPERATIONS AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS
THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A
COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS COULD FAIL.

Despite pre-exploration work on our mineral properties, we have not established that they contain any mineral reserve, and there can be no assurance that we will be able to do so. If we do not, our business could fail.

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

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN
IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE
LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL
RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON
OUR PROPERTIES, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued
exploration of our mineral property or for the construction and operation of a mine on our property at economically viable costs. If we cannot accomplish these objectives, our business could fail.

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

                                       10
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

                                       11
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

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION
RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO EXPLORE OUR MINERAL
PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and build and operate a mine. We had cash in the amount of $54 as of December 31, 2009. At December 31, 2009, we
had a working capital deficit of $628,977. We incurred a net loss of $409,573 for our year ended December 31, 2009 and $700,635 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do
so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated April 11, 2011, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern.
Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC PINK SHEETS MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS
THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS
TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Pink Sheets service of the Financial
Industry Regulatory Authority. Trading in stock quoted on the OTC Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.
This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Pink Sheets is not a stock exchange, and trading of securities on the OTC Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

                                       12
OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S
PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT
A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted
Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or
$300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and
Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory
Authority's requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Our executive office is located at 14362 N. Frank Lloyd Wright Blvd., Suite
1000, Scottsdale, Arizona, 85260. We rent approximately 500 square feet at a cost of $500 per month.

                                       13
MINERAL PROPERTIES

As of the date of this annual report on Form 10-K, we one mineral property, the
Nyinahin Mining Concession. For detail descriptions of this property, please see the section entitled "Business" above.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.
There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted under the symbol "SNEY.PK" on the OTC Pink market operated by OTC Markets Group Inc. The following quotations, obtained from
Market Watch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

        National Association of Securities Dealers OTC Bulletin Board (1)

              Quarter Ended                 High              Low
              -------------                 ----              ---
            December 31, 2009              $0.0095          $0.0075
            September 30, 2009             $0.01            $0.0075
            June 30, 2009                  $0.03            $0.02
            March 31, 2009                 $0.05            $0.03
            December 31, 2008              $0.90            $0.50
            September 30, 2008(3)            Nil              Nil
            June 30, 2008(3)                 Nil              Nil
            March 31, 2008(3)                Nil              Nil
            December 31, 2007(2)             Nil              Nil

----------
(1)  Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)  Our common stock was quoted on the Over-the-Counter Bulletin Board on
     October 22, 2007.
(3)  The first trade in our common stock occurred on October 29, 2008.

Our common shares are issued in registered form. Clear Trust, LLC 16540 Pointe
Village Drive, Suite 201, Lutz, Florida 33558, Tel (813) 235-4490, Fax (813)
388-4549 is the registrar and transfer agent for our common shares.

On December 31, 2009, our shareholders' list showed 52 registered shareholders and 537,975,000 common shares outstanding.

                                       14
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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED
SECURITIES

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2009.

As at December 31, 2009, we had received $5,000 in respect of a subscription for
20,000 units at $0.25 per unit. Each unit consists of a common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.25 for a period of 24 months from the date of closing of the offering. These shares have not yet been issued.

Subsequent to December 31, 2009, we received $31,700 in respect of share subscriptions for 126,800 units at $0.25 per unit. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase an additional common share $0.25 per share for a period of 24 months from the date of the closing of offering. These shares have not yet been issued.

On June 3, 2010, we issued 4,099,288 common shares at $0.035 per share for the
$143,400 prepaid subscriptions.

On June 3, 2010, we issued 2,000,000 common shares to its officers for executive services.

On June 3, 2010 we issued 7,500,000 common shares valued $0.035 per share or
$262,500 in full settlement of the promissory note with accumulated interest to a shareholder related to the balance provided to us by the shareholder for the purchase the Nyinahin Mining Concession.

Because we did not complete the settlement of the balance for the purchase the
Nyinahin Mining Concession the holder of the balance assigned its interest to various third parties. On August 15, 2010, we issued 15,000,000 common shares at
$0.017 per share or $255,000 total in settlement with the assignees of the outstanding principal balance including accumulated interest.

On October 18, 2010, we entered into a membership purchase agreement with Allied
Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada Limited Liability company, which owns the rights to Exploration License #EXPL 5/2009 on the 140 sq km Pampana
River concession in Sierra Leone, West Africa. Bryan Miller, the co-founder and
Chief Executive Officer of Allied Mining and Supply, LLC was appointed as our
President and Director on November 2, 2010.

As part of the consideration for the purchase of the membership interests, we issued 100,000,000 units at a deemed price of $0.0025 to Allied Mining. Each unit consists of one share of restricted stock, one 12 month share purchase warrant exercisable at $0.0025 per share and one 12 month share purchase warrant exercisable at $0.005 per share.

On January 16, 2011, we issued 128,675,200 units in a private placement, raising gross proceeds of $321,688 at $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share.

On January 16, 2011, we issued 50,384,260 units in consideration for debt outstanding and for compensation to directors and advisory board members at a deemed price of $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share.

                                       15
PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting
Principles.

RESULTS OF OPERATIONS FOR OUR YEARS ENDED DECEMBER 31, 2009 AND 2008

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 AND 2008

                                                   Year Ended December 31,
                                                2009                   2008
                                             ----------             ----------
Revenue                                      $      Nil             $      Nil
Operating Expenses                           $  396,073             $   95,883
Net Loss                                     $ (396,073)            $  (95,883)

EXPENSES

Our operating expenses for the year ended December 31, 2009 and December 31,
2008 are outlined in the table below:

                                                   Year Ended December 31,
                                                2009                   2008
                                             ----------             ----------
General and Administrative                   $   17,746             $   10,489
Management Salary                            $   71,500             $   22,500
Rent - Related Party                         $    2,000             $    6,000
Accounting and Audit Fees                    $   26,436             $   39,582
Legal Fees                                   $   15,665             $   15,438
Consulting Fees                              $  237,045             $      Nil
Exploration Costs                            $   25,681             $    1,874

Operating expenses for the year ended December 31, 2009, increased by approximately 313% as compared to the comparative period in 2008 primarily as a result of an increase in consulting fees and an increase in interest expenses.

REVENUE

We did not earn any revenues during the year ended December 31, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin property. We have not commenced the exploration stage

                                       16
of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                   At                   At
                               December 31,         December 31,      Increase/
                                  2009                 2008           Decrease
                               ----------           ----------        --------
Current Assets                 $       54           $      648            (594)
Current Liabilities            $  635,531           $  371,962         263,569
Working Capital (deficit)      $ (635,477)          $ (371,314)       (264,163)

CASH FLOWS

                                                    Year Ended      Year Ended
                                                    December 31,    December 31,
                                                       2009            2008
                                                    ----------      ----------
Net Cash Used in Operating Activities               $ (151,364)     $  (72,993)
Net Cash Provided by Investing Activities           $ (237,500)     $  (12,500)
Net Cash Provided by Financing Activities           $  388,270      $   85,946
Increase in Cash During the Period                  $     (594)     $      453

During the year ended December 31, 2008, we entered into a promissory note in the amount of $250,000 with a shareholder of our company who satisfied our aggregate consideration of $250,000 that was due by December 31, 2008.

During the year ended December 31, 2008, we paid $12,500 to the holder of the
Nyinahin Mining Concession which was credited toward the $250,000 obligation due on April 30, 2009.

On July 30, 2009, we entered into an agreement to settle the final payment balance of 237,500. The holder agreed to receive 2,000,000 restricted shares of common stock valued at $0.125 per share or $250,000 in settlement and the previous $12,500 payment recorded as interest expense for late payment. The common stock was not issued in a timely fashion and subsequently the holder assigned the debt.

We did not execute the July 30, 2009 settlement of the $250,000 note through the issue of 2,000,000 shares so on June 3, 2010 we issued 7,500,000 common shares valued at $0.035 per share or $262,500 in full settlement of the note with accumulated interest.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

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

                                       17
CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of
America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

EXPLORATION STAGE COMPANY

Our company complies with Accounting Standards Codification (ASC) Topic 915 and for its characterization of our company as exploration stage. All losses accumulated since inception has been considered as part of our company's exploration stage activities.

Our company is subject to several categories of risk associated with its exploration stage activities. Mineral exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on our company's prospects are uncertainties inherent in estimating mineral deposits, future mining production, and cash flows, particularly with respect to properties that have not been fully proven with economic mineral reserves; access to additional capital; changes in the price of the underlying commodity; availability and cost of services and equipment; and
the presence of competitors with greater financial resources and capacity.

MINERAL PROPERTY COSTS

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Our company assesses the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our company's commitments to plan of action based on the then known facts.

ASSET RETIREMENT OBLIGATION

Our company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At December 31, 2009, our company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the
December 31, 2009 and 2008 financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

Our company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the years ended December 31, 2009 and 2008 no impairment was recorded.

                                       18
RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On September 15, 2006, FASB issued Statement No. 157, "Fair Value Measurements"
("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No.
157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2008.
In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, our company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only.

On January 1, 2008, we adopted Statement of Financial Accounting Standard
("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial
Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of December 31, 2009, we had not elected the fair value option for any eligible financial asset or liability.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between
Level 1 (quoted prices in active market for identical assets or liabilities) and
Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1,
2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted.
Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

We have reviewed other recently issued accounting pronouncements and believe none will have any material impact on our financial statements.

                                       19
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

                                       20
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                          AUDITED FINANCIAL STATEMENTS
                          (DECEMBER 31, 2009 AND 2008)

                                      F-1
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunergy, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Sunergy, Inc. (an exploration stage company) as of December 31, 2009, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and as included in the from January 28, 2003 (inception) to December 31, 2009 columns of the statements of operations and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sunergy, Inc. as of December 31, 2008 and from January 28, 2003
(inception) through December 31, 2008, were audited by other auditors whose report dated April 13, 2009 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sunergy, Inc. as of December 31,
2009, and the results of its operations and its cash flows for the year then ended and as included in the January 28, 2003 (inception) through December 31,
2009 columns of the statements of operations and cash flows , in conformity with
U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had losses from operations of $416,073 for the year ended December 31, 2009 and an accumulated deficit of $707,135 as of
December 31, 2009 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
----------------------------------
Gruber & Company, LLC

Lake Saint Louis, Missouri
April 11, 2011

                                      F-2
                         [LETTERHEAD OF BDO CANADA LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sunergy, Inc
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Sunergy, Inc. (the "Company", an Exploration Stage Company) as of December 31, 2008 and the related statements of operations and comprehensive  loss, cash flows and  stockholders'  deficiency for the year then  ended and for the  period  from  January  28,  2003  (Date of
Inception)  to  December  31,  2008.   These   financial   statements   are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable  assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  based on our audits,  these  financial  statements  referred to above  present  fairly,  in all material  respects,  the  financial  position of
Sunergy,  Inc (an  Exploration  Stage  Company) as of December  31, 2008 and the
results of its operations and its cash flows for the year then ended and for the period from  January 28, 2003 (Date of  Inception)  to  December  31,  2008,  in
conformity with accounting principles generally accepted in the United States of
America.

The  accompanying  financial  statements  referred  to above have been  prepared assuming that the Company will continue as a going concern. As discussed in Note
1 to the financial  statements,  the Company is in the exploration  stage, has a working  capital  deficiency,  has yet to  achieve  profitable  operations,  has accumulated  losses since its inception  and expects to incur further  losses in the development of its business.  These factors, along with other matters as set forth  in Note 1,  raise  substantial  doubt  that the  Company  will be able to continue  as a going  concern.  The  financial  statements  do not  include  any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Canada LLP
------------------------------
BDO Canada LLP
Chartered Accountants
Vancouver, Canada
April 13, 2009 except for the first paragraph
of Note 5, which is as of August 17, 2010.

                                      F-3
                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                                 Balance Sheets

                                                                            December 31,         December 31,
                                                                               2009                 2008
                                                                            ----------           ----------

                                     ASSETS
Current Assets
  Cash and Cash Equivalents                                                 $       54           $      648

Long Term Assets
  Mineral Properties                                                         1,000,000              762,500
                                                                            ----------           ----------

Total Assets                                                                $1,000,054           $  763,148
                                                                            ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable and Accrued Liabilities                                  $   31,222           $   65,862
  Accruals - Related Party                                                      93,859               45,920
  Operational Advances - Related Party                                          22,950               10,180
  Notes Payable                                                                237,500                   --
  Notes Payable - Related Party                                                250,000              250,000
                                                                            ----------           ----------

Total Current Liabilities                                                      635,531              371,962
                                                                            ----------           ----------

Stockholders' Equity
  Common Stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on December 31, 2009 and 2008 is
   537,975,000 and 532,975,000 respectively                                    537,975              532,975
  Paid in Capital                                                              440,283              144,273
  Prepaid Expense-Stock Related                                                (50,000)                  --
  Subscriptions Received Note 7                                                143,400                5,000
  Accumulated Deficit During Development Stage                                (707,135)            (291,062)
                                                                            ----------           ----------

Total Stockholders' Deficit                                                    364,523              391,186
                                                                            ----------           ----------

Total Liabilities and Stockholders' Deficit                                 $1,000,054           $  763,148
                                                                            ==========           ==========

        The accompanying notes are an integral part of these statements

                                      F-4
                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                             Statements of Operation

                                                             Year Ended                      January 28, 2003
                                                             December 31,                     (Inception) to
                                                 -----------------------------------            December 31,
                                                     2009                   2008                   2009
                                                 ------------           ------------           ------------

Income                                           $         --           $         --           $         --
                                                 ------------           ------------           ------------
Operating Expenses
  General and Administrative                           17,746                 10,489                 53,495
  Management Salary                                    71,500                 22,500                153,000
  Rent-Related Party                                    2,000                  6,000                 37,500
  Accounting and Audit Fees                            26,436                 39,582                 97,131
  Legal Fees                                           15,665                 15,438                 52,876
  Consulting Fees                                     237,045                     --                246,435
  Exploration Costs                                    25,681                  1,874                 38,620
                                                 ------------           ------------           ------------

      Total Expenses                                  396,073                 95,883                679,057
                                                 ------------           ------------           ------------

Net Loss from Operations                             (396,073)               (95,883)              (679,057)

Other Income and (Expenses)
  Interest Expense-Related Party                      (20,000)                (2,562)               (28,078)
                                                 ------------           ------------           ------------

      Total Other Income and (Expenses)               (20,000)                (2,562)               (28,078)
                                                 ------------           ------------           ------------

Net Loss before Income Tax                           (416,073)               (98,445)              (707,135)

      Income Tax                                           --                     --                     --
                                                 ------------           ------------           ------------

Net Income/(Loss)                                $   (416,073)          $    (98,445)          $   (707,135)
                                                 ============           ============           ============
Basic and Diluted
  (Loss) per Share                               $      (0.00)          $      (0.00)          $      (0.00)
                                                 ------------           ------------           ------------

  Basic and Diluted Weighted Average
   Number of Shares                               536,851,710            509,473,630            536,851,710
                                                 ------------           ------------           ------------

        The accompanying notes are an integral part of these statements

                                      F-5
                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                       Statement of Stockholders' Deficit
                   From 28-Jan-2003 (Inception) to 31-Dec-2009

                                                                                                             Deficit
                                                                                   Prepaid                 Accumulated
                                   Price         Common Stock                      Expense                  During the
                          Issue     Per       -------------------      Paid in      Stock   Subscriptions  Exploration     Total
                          Date     Share      Shares       Amount      Capital     Related    Receivable      Stage        Equity
                          ----     -----      ------       ------      -------     -------    ----------      -----        ------

Balance at inception,
 January 28, 2003                                   --    $     --    $      --   $      --    $     --    $      --    $      --
Common shares issued
 for cash              31-Jan-03  $0.0001  500,000,000     500,000     (490,000)                                           10,000
Common shares issued
 for cash              22-Sep-03  $0.0020    6,975,000       6,975        6,975                                            13,950
Net Loss                                                                                                     (30,313)     (30,313)
                                           -----------    --------    ---------   ---------    --------    ---------    ---------
Balance,
 December 31, 2003                         506,975,000     506,975     (483,025)         --          --      (30,313)      (6,363)
Contributed Capital                                                         401                                               401
Net (Loss)                                                                                                   (41,362)     (41,362)
                                           -----------    --------    ---------   ---------    --------    ---------    ---------
Balance,
 December 31, 2004                         506,975,000     506,975     (482,624)         --          --      (71,675)     (47,324)
Contributed Capital                                                         938                                               938
Net (Loss)                                                                                                   (26,093)     (26,093)
                                           -----------    --------    ---------   ---------    --------    ---------    ---------
Balance,
 December 31, 2005                         506,975,000     506,975     (481,686)         --          --      (97,768)     (72,479)
Contributed Capital                                                       1,959                                             1,959
Net (Loss)                                                                                                   (39,746)     (39,746)
                                           -----------    --------    ---------   ---------    --------    ---------    ---------
Balance,
 December 31, 2006                         506,975,000     506,975     (479,727)         --          --     (137,514)    (110,266)
Net (Loss)                                                                                                   (55,103)     (55,103)
                                           -----------    --------    ---------   ---------    --------    ---------    ---------
Balance,
 December 31, 2007                         506,975,000     506,975     (479,727)         --          --     (192,617)    (165,369)
Common shares issued
 for cash              10-Oct-08  $0.0250    6,000,000       6,000      144,000                                           150,000
Common shares issued
 to acquire mineral
 property              10-Dec-08  $0.0250   20,000,000      20,000      480,000                                           500,000
Common Shares
 Subscribed                                                                                       5,000                     5,000
Net (Loss)                                                                                                   (98,445)     (98,445)
                                           -----------    --------    ---------   ---------    --------    ---------    ---------
Balance,
 December 31, 2008                         532,975,000     532,975      144,273          --       5,000     (291,062)     391,186
Common Shares
 Subscribed                                                                                     138,400                   138,400
Common shares issued
 for services          23-Mar-09  $0.0600    5,000,000       5,000      295,000    (275,000)                               25,000
Contributed Capital                                                       1,010                                             1,010
Amortization of
 Prepaid Expense                                                                    225,000                               225,000
Net (Loss)                                                                                                  (416,073)    (416,073)
                                           -----------    --------    ---------   ---------    --------    ---------    ---------
Balance,
 December 31, 2009                         537,975,000    $537,975    $ 440,283   $ (50,000)   $143,400    $(707,135)   $ 364,523
                                           ===========    ========    =========   =========    ========    =========    =========

On September 16, 2008 the Company authorized a 5:1 forward stock split for shares issued and outstanding as of that date which has been retroactively applied to this statement.
On August 17, 2010 the Company authorized a 10:1 forward stock split for shares issued and outstanding as of that date which has been retroactively applied to this statement.

        The accompanying notes are an integral part of these statements

                                      F-6
                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                             Statement of Cash Flows
                   From 28-Jan-2003 (Inception) to 31-Dec-2009

                                                                   Year Ended                   January 28, 2003
                                                                   December 31,                  (Inception) to
                                                         -------------------------------           December 31,
                                                            2009                 2008                 2009
                                                         ----------           ----------           ----------

Operating Activities
  Net Profit / (Loss)                                    $ (416,073)          $  (98,445)          $ (707,135)
  Adjustments to reconcile Net (Loss) to cash:
    Interest                                                     --
    Prepaid Expenses-Stock Related                          (50,000)               2,712              (50,000)
    Stock issued for Service                                300,000                   --              300,000
    Stock issued to Acquire Mineral Property                     --                   --              500,000
    Contributed Capital                                       1,010                   --                4,308
  Changes in Assets and Liabilities
    Increase/(Decrease) in Accounts Payable
     and Accruals                                           (17,524)              22,740               31,222
    Increase/(Decrease) in Related Party Liabilities         31,223                   --               93,859
                                                         ----------           ----------           ----------
Net Cash (Used) by Operating Activities                    (151,364)             (72,993)             172,254
                                                         ----------           ----------           ----------
Investment Activities
  Acqusition of Mineral Property                           (237,500)             (12,500)           1,000,000)
                                                         ----------           ----------           ----------
Cash (Used) by Investment Activities                       (237,500)             (12,500)           1,000,000)

Financing Activities
  Proceeds from sale of Common Stock                             --              150,000              173,950
  Subscriptions Received                                    138,400                5,000              143,400
  Operational Advances                                       12,370              (69,054)              22,950
  Notes Payable                                             237,500                   --              237,500
  Notes Payable-Related Party                                    --                   --              250,000
  Proceeds from sale of Common Stock                             --                   --                   --
                                                         ----------           ----------           ----------
Cash Provided by Financing Activities                       388,270               85,946              827,800
                                                         ----------           ----------           ----------

Net Increase/(Decrease) in Cash                                (594)                 453                   54
Cash and Cash Equivalents, Beginning of Period                  648                  195                   --
                                                         ----------           ----------           ----------

Cash and Cash Equivalents, End of Period                 $       54           $      648           $       54
                                                         ==========           ==========           ==========
Cash Paid For:
  Interest                                               $       --           $       --           $       --
  Income Taxes                                           $       --           $       --           $       --
Non-cash Activities:
  Stock issued for Services                              $  300,000           $       --           $  300,000
  Stock Issued to Acquire Mineral Property               $       --           $       --           $  500,000

        The accompanying notes are an integral part of these statements

                                      F-7
                                  SUNERGY, Inc.
                         (An Exploration Stage Company)

                      NOTES TO AUDITED FINANCIAL STATEMENTS
                          (December 31, 2009 and 2008)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

SUNERGY, Inc. (The Company) was organized in the state of Nevada on January 28,
2003 and is an exploration phase mineral and mining company.

The Company has mineral properties located in the Republic of Ghana and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from these properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties, the ability of the
Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

CASH BALANCES

The Company maintains its cash in institutions insured by the Federal Deposit
Insurance Corporation (FDIC). This government corporation insured balances up to
$100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage remained in effect for participating institutions until June
30, 2010.

On July 21, 2010 FDIC-insured institutions are permanently insured up to at least $250,000 per depositor. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company operates on a
December 31 fiscal year end.

REVENUE RECOGNITION

Revenues from services are recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, services have been rendered, payment has been contractually earned and it is reasonably assured that the related receivable or unbilled revenue is collectable.

                                      F-8
EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Currently the Company has no potentially dilutive securities. On September 16, 2008 and August 27, 2010 the Company authorized a
5:1 and 10:1 forward stock split respectively that have been retroactively applied to these statements.

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

STOCK BASED COMPENSATION

The company has on occasion issued stock in lieu of cash to various vendors for services rendered. In so doing the company issued the stock at fair value defined as the current market value.

EXPLORATION STAGE COMPANY

The Company complies with Accounting Standards Codification (ASC) Topic 915 and for its characterization of the Company as exploration stage. All losses accumulated since inception has been considered as part of the Company's exploration stage activities.

The Company is subject to several categories of risk associated with its exploration stage activities. Mineral exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating mineral deposits, future mining production, and cash flows, particularly with respect to properties that have not been fully proven with economic mineral reserves; access to additional capital; changes in the price of the underlying commodity; availability and cost of services and equipment; and
the presence of competitors with greater financial resources and capacity.

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between
Level 1 (quoted prices in active market for identical assets or liabilities) and
Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales,

                                      F-9
issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1,
2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted.
Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

The Company has reviewed other recently issued accounting pronouncements and believe none will have any material impact on our financial statements.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

ASSET RETIREMENT OBLIGATION

The Company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At December 31, 2009, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the
December 31, 2009 and 2008 financial statements.

                                      F-10
IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the years ended December 31, 2009 and 2008 no impairment was recorded.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.
However, the Company has accumulated a loss of $707,135 during its exploration stage. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

MANAGEMENTS PLAN

Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan however there is no assurance that such activity will generate the necessary funds for operations.

NOTE 4. MINERAL PROPERTIES

HUMMINGBIRD CLAIM

On April 10, 2003, the Company executed a mineral property staking and sales agreement and acquired an 100% undivided right, title and interest in and to the
Hummingbird Claims located in the province of British Columbia, Canada. The
Company incurred exploration costs of $933; $1,834 respectively for the year ended December 31, 2009 and 2008 and inception to date exploration costs of
$13,872 on the Hummingbird Claims. As of June 30, 2009, the Company decided to abandon the Hummingbird Claims.

NYINAHIN MINING CONCESSION

On October 31, 2008 and amended by agreement on December 5, 2008, the Company executed a mining acquisition agreement and acquired an 100% interest in a mineral concession located in the Ashanti region of Ghana, known as the Nyinahin concession. Agreed to consideration consisted of the following:

1.   $500,000 to be paid within 5 days of the effective date of the agreement.

     *    $12,500 by November 5, 2008; (paid by issuance of a promissory note)
     *    $37,500 by December 31, 2008; (paid by issuance of a promissory note)
     *    $200,000 by December 31, 2008; (paid by issuance of a promissory note)
     *    $250,000 by April 30, 2009; (paid $12,500)

2.   2,000,000 restricted shares of common stock of the Company valued at $0.25 per share (based upon the price per share received on a private placement around the time of this agreement) for a total of $500,000.

                                      F-11
On December 30, 2008, the Company entered into a promissory note in the amount of $250,000 with a shareholder of the Company (see Note 5) who satisfied the
Company's aggregate consideration of $250,000 that were due by December 31,
2008.

During the year ended December 31, 2008, the Company paid $12,500 to the holder of the Nyinahin Mining Concession which was credited toward the $250,000 obligation due on April 30, 2009.

On July 30, 2009, the Company entered into an agreement to settle the final payment balance of $237,500. The holder agreed to receive 20,000,000 restricted shares of common stock valued at $0.0125 per share or $250,000 in settlement and the previous $12,500 payment recorded as interest expense for late payment. The common stock was not issued in a timely fashion and subsequently the holder assigned the debt. The Company has settled with the assignees see the subsequent events note 8.

The vendor shall retain a 5% Net Smelter Return on the Property.

NOTE 5. STOCKHOLDERS' EQUITY

COMMON STOCK

The Company was originally 75,000,000 shares of common stock at a $0.001 par value and on September 16, 2006 executed a 5:1 forward stock split bringing the authorized common shares to 375,000,000 with a par value of $0.001 and the issued and outstanding shares as of September 16, 2006 from 10,139,500 to
50,697,500 shares. On August 17, 2010 the Company executed a 10:1 forward stock split bring the authorized common shares to 3,750,000,000 and the issued and outstanding shares from 94,619,788 to 946,197,880 shares. The stock splits are retroactively applied to these financial statements resulting in an increase in the number of shares outstanding and a decrease in issued price per share.

All shares issued for services are valued at fair value which is the current market price on the day shares are authorized to be issued.

A summary of shares issued follows.

     *    On January 31, 2003 the Company issued 500,000,000 common shares to the founders for $10,000 cash.
     *    On September 22, 2003 the Company issued 6,975,000 common shares for
          $13,950 cash.
     *    On October 10, 2008 the Company issued 6,000,000 common shares plus an equal number of two-year detachable warrants exercisable at $0.025 per share in a private placement for $150,000 or $0.025 per share.
     *    On December 10, 2008 the Company issued 20,000,000 common shares valued at $0.025 per share or $500,000 as partial payment for the acquisition of the Nyinahin Mining Concession.
     *    On March 23, 2009 the Company issued 5,000,000 common shares valued at
          $0.06 per share or $300,000 for one year consulting services and recorded as prepaid expense.

SUBSCRIPTIONS RECEIVABLE

As of December 31, 2009, the Company has received the benefit of either cash or payment of outstanding liabilities with aggregate total of $143,400 from non-related individuals as prepaid subscriptions for common stock.

                                      F-12
OUTSTANDING WARRANTS

On October 20, 2008 the Company issued 6,000,000 two-year detachable warrants exercisable at $0.025 per share and considered the value of the warrants as a stock issue cost netted against paid in capital.

Information relating to warrant activity during the reporting period follows:

                                                                      Weighted
                                                                      Average
                                                      Number of      Exercise
                                                      Warrants         Price
                                                      --------         -----
Warrants Outstanding at December 31, 2008             6,000,000       $0.025
  Plus: Warrants Issued                                      --
  Less: Warrants Exercised                                   --
  Less: Warrants Expired                                     --
                                                      ---------

Total Warrants outstanding at December 31, 2009       6,000,000
                                                      =========

On December 31, 2009 the Company had warrants outstanding for the purchase of an aggregate of 600,000 shares of its common stock, which are summarized in the table below:

                Warrants          Exercise        Expiration
               Outstanding         Price             Date
               -----------         -----             ----
                6,000,000          $0.025         10-Oct-2010

NOTE 6. RELATED PARTY TRANSACTIONS

ACCRUALS - RELATED PARTY

Related Party transactions include accruals of unpaid management and director fees, rent for facility owned by a corporate officer, and interest accrued on the note held by a shareholder. Summary of balance follows:

Related Party-Accruals
                                                    31-Dec-09        31-Dec-08
                                                    ---------        ---------
Management & Director Fees                          $ 73,859         $ 31,592
Rent                                                      --           14,328
Interest                                              20,000               --
                                                    --------         --------
Total Related Party Accruals                        $ 93,859         $ 45,920
                                                    ========         ========

OPERATIONAL ADVANCES - RELATED PARTY

Operational advances are short term, non-interest bearing operational loans made by various related parties to maintain day to day operations. Summary of balance follows:

                                                    31-Dec-09        31-Dec-08
                                                    ---------        ---------
Operational Advances                                $ 22,950         $ 10,180

                                      F-13
NOTES PAYABLE - RELATED PARTY

On December 30, 2008, the Company issued a promissory note to a shareholder in the amount of $250,000 at 8% per annum with principal and interest due and payable on December 31, 2009. Proceeds of the note were used to make payment of an aggregate of $250,000 toward the acquisition of the Nyinahin Mining
Concession.

On August 3, 2009, the Company entered into a debt settlement agreement with the shareholder to issue 21,000,000 common shares in full settlement of the $250,000 note including accrued interest. As of December 31, 2009 the shares had not been issued but have been issued in a subsequent period (see subsequent event note
8). A summary of the principal balance follows:

                                                    31-Dec-09        31-Dec-08
                                                    ---------        ---------
Notes Payable                                       $ 250,000        $ 250,000

NOTE 7.  PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740 "Income Taxes" which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the
Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $238,216 which is calculated by multiplying a 34%
estimated tax rate by the cumulative NOL of $707,135. The total valuation allowance is a comparable $238,216. Details for the Years ended December 31,
2009 and 2008 follow:

                                                      Period             Year
                                                       Ended            Ended
                                                     31-Dec-09        31-Dec-08
                                                    ----------       ----------
Deferred Tax Asset                                  $  141,465       $   33,471
Valuation Allowance                                   (141,465)         (33,471)
Current Taxes Payable                                       --               --
                                                    ----------       ----------
Income Tax Expense                                  $       --       $       --
                                                    ==========       ==========

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

                                   Net
                                Operating
               Period             Loss          Expiration
               ------             ----          ----------

                2003           $ 30,313            2023
                2004             41,362            2024
                2005             26,093            2025
                2006             39,746            2026
                2007             55,103            2027
                2008             98,445            2028
                2009            416,073            2029
                               --------
           Total NOL           $707,135
                               ========

                                      F-14
NOTE 8. SUBSEQUENT EVENTS

The Company did not execute the July 30, 2009 settlement of the $250,000 note through the issue of 20,000,000 shares so on June 3, 2010 the Company, agreeable to the note holder, issued 75,000,000 common shares valued $0.0035 per share or
$262,500 in full settlement of the note with accumulated interest.

On June 3, 2010 the Company issued 40,992,880 common shares at $0.0035 per share for the $143,400 prepaid subscriptions.

On June 3, 2010 the Company issued 20,000,000 common shares to its officers for executive services.

Because the Company did not complete the settlement of the balance for the purchase the Nyinahin Mining Concession the holder of the balance assigned its interest to various third parties. On August 15, 2010 the Company issued
150,000,000 common shares at $0.0017 per share or $255,000 total in settlement with the assignees of the outstanding principal balance including accumulated interest.

On August 17, 2010, the Company executed a 10:1 forward stock split increasing its authorized common stock from 375,000,000 to 3,750,000,000 shares which increase its issued and outstanding share balance from 94,619,788 to 946,197,880 common shares.

On October 18, 2010, the Company entered into a membership purchase agreement with Allied Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada Limited Liability company, which owns the rights to Exploration License #EXPL 5/2009 on the 140 sq km Pampana River concession in Sierra Leone, West Africa.

In consideration for the purchase of the membership interests, the Company agreed to pay $18,0000 cash and issue 100,000,000 units at a deemed price of
$0.0025 to Allied Mining. Each unit consists of one share of restricted stock, one 12 month share purchase warrant exercisable at $0.0025 per share and one 12 month share purchase warrant exercisable at $0.005 per share.

On January 16, 2011, the Company issued 128,675,200 units in a private placement, raising gross proceeds of $321,688 at $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share

On January 16, 2011, the Company issued 50,384,260 units in consideration for debt outstanding and for compensation to directors and advisory board members at a deemed price of $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share.

                                      F-15
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

On December 27, 2010, we dismissed BDO Canada LLP, the independent registered principal accountants of our company. The decision to dismiss BDO Canada LLP was recommended and approved by our board of directors, which acts as our audit committee.

During the company's two most recent fiscal years ended December 31, 2009 and
December 31, 2008, and during subsequent interim period preceding the termination of BDO Canada LLP, there were no disagreements with BDO Canada LLP, which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Canada LLP, would have caused to make reference to the subject matter of the disagreements in connection with its reports. BDO Canada LLP, as our principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except that the reports of BDO Canada LLP, for the fiscal years ended December 31, 2008 and 2007 contained explanatory paragraphs in which they indicated conditions which raised substantial doubt about our ability to continue as a going concern.

Further there were no other reportable events, as contemplated by SK
304(a)(1)(v) during the two most recent fiscal years and the interim period up to the date of termination.

BDO Canada LLP provided a letter addressed to the SEC included with Form 8-K filed on January 18, 2011 stating it agreed with the statements included in Item
4.01 of the Form 8-K filed by us on December 27, 2010. A copy of the letter provided from BDO Canada LLP is referenced as Exhibit 16.1 to this Report on
Form 10-K.

On December 27, 2010 our board of directors approved and authorized the engagement of Gruber & Company, LLC, Certified Public Accountants as our
independent public accountants.

Prior to engaging Gruber & Company, LLC, Certified Public Accountants on
December 27, 2010, Gruber & Company, LLC, Certified Public Accountants did not
provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from BDO Canada LLP, to Gruber &
Company, LLC, Certified Public Accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES
EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31,
2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president
(who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance's with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act
Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of December
31, 2009.

Based on its evaluation under the framework in Internal Control--Integrated
Framework, issued by the Committee of Sponsoring Organizations of the Treadway
Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

                                       21
MATERIAL WEAKNESSES IDENTIFIED

Based on our management's evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

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

     (iv) Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's December 31, 2009 financial statements.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our 2011year-end assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

     (1)  We intend to hire outside consultants with sufficient expertise in accounting for complex US GAAP issues for our 2011 fiscal year;

     (2)  We intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

                                       22
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

SHARE ISSUANCES

During the year ended December 31, 2008, we entered into a promissory note in the amount of $250,000 with a shareholder of our company who satisfied our aggregate consideration of $250,000 that was due by December 31, 2008.

During the year ended December 31, 2008, we paid $12,500 to the holder of the
Nyinahin Mining Concession which was credited toward the $250,000 obligation due on April 30, 2009.

On July 30, 2009, we entered into an agreement to settle the final payment balance of 237,500. The holder agreed to receive 2,000,000 restricted shares of common stock valued at $0.125 per share or $250,000 in settlement and the previous $12,500 payment recorded as interest expense for late payment. The common stock was not issued in a timely fashion and subsequently the holder assigned the debt.

We did not execute the July 30, 2009 settlement of the $250,000 note through the issue of 2,000,000 shares so on June 3, 2010 we issued 7,500,000 common shares valued at $0.035 per share or $262,500 in full settlement of the note with accumulated interest.

On June 3, 2010 we issued 4,099,288 common shares at $0.035 per share for
$143,400 prepaid subscriptions.

On June 3, 2010 we issued 2,000,000 common shares to its officers for executive services.

Because we did not complete the settlement of the balance for the purchase the
Nyinahin Mining Concession the holder of the balance assigned its interest to various third parties. On August 15, 2010 we issued 15,000,000 common shares at
$0.017 per share or $255,000 total in settlement with the assignees of the outstanding principal balance including accumulated interest.

On August 17, 2010 we executed a 10:1 forward stock split increasing its authorized common stock from 375,000,000 to 3,750,000,000 shares which increase our issued and outstanding share balance from 94,619,788 to 946,197,880 common shares.

                                       23
On October 18, 2010, we entered into a membership purchase agreement with Allied
Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada Limited Liability company, which owns the rights to Exploration License #EXPL 5/2009 on the 140 sq km Pampana
River concession in Sierra Leone, West Africa. Bryan Miller, the co-founder and
Chief Executive Officer of Allied Mining and Supply, LLC was appointed as our
President and Director on November 2, 2010.

In consideration for the purchase of the membership interests, we agreed to pay
$18,0000 cash and issue 100,000,000 units at a deemed price of $0.0025 to Allied
Mining. Each unit consists of one share of restricted stock, one 12 month share purchase warrant exercisable at $0.0025 per share and one 12 month share purchase warrant exercisable at $0.005 per share.

On January 16, 2011, we issued 128,675,200 units in a private placement, raising gross proceeds of $321,688 at $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share

On January 16, 2011, we issued 50,384,260 units in consideration for debt outstanding and for compensation to directors and advisory board members at a deemed price of $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share.

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

                         Position Held                        Date First Elected
     Name               with our Company               Age       or Appointed
     ----               ----------------               ---       ------------
Purnendu K. Medhi    Director                          73      March 11, 2009

Robert A. Levich     Director                          68      December 21, 2009

Bryan Miller         President and Director            53      November 2, 2010

Mark Shelley         Secretary, Treasurer, Director    59      April 21, 2011

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

BRYAN MILLER--PRESIDENT AND DIRECTOR

Prior to joining Sunergy, Inc. in 2010, Mr. Miller co-founded of Allied Mining &
Supply Ltd. (AMS), and Allied Renewable Energy. AMS was formed in 2008 as a precious metal prospect generator and contract mining operator in Sierra Leone,
West Africa. Mr. Miller continues to serve as Chief Executive Officer of AMS.

Mr. Miller held executive level positions in the cable television industry from
1998 to 2007, including serving as Executive Director of cable access operations for the cities of Napa, Santa Maria and Lompoc, California.

                                       24
PURNENDU K. MEDHI - DIRECTOR

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

ROBERT A. LEVICH - DIRECTOR

Mr. Levich retired from the U.S. Department of Energy (DOE) at the end of 2004, after more than 30 years of Federal Service, starting in 1963 as a Peace Corps
Geologist assigned to Ghana's Geological Survey Department in West Africa. He
studied uranium resources for more than eight years with DOE's Grand Junction
Office in Texas and Oklahoma, the Appalachian Basin from New York to Alabama, and the four Northwestern States. He also spent more than 20 years studying the deep geologic disposal of high-level nuclear waste for DOE at the Chicago
Operations Office in Illinois, and in Las Vegas, Nevada. At the Yucca Mountain
Project in Nevada, Mr. Levich served as Chief of the Technical Analysis Branch,
International Programs Manager (where he served as DOE Representative to working groups of the OECD's Nuclear Energy Agency in Paris, and developed technical cooperative programs with several foreign nations), and was responsible for developing the Yucca Mountain Site Description. He has also been Northwest
Region Manager in Spokane, Washington for Apache Energy & Minerals Company;
Geologist for the Ghana Geological Survey at Sunyani, Brong-Ahafo, Ghana; and
Consultant Expert for the International Atomic Energy Agency (IAEA) for uranium resource evaluations in Uganda and Somalia, East Africa; and deep geologic disposal of high-level nuclear waste in the granites of the Gobi Desert in
Northwest China.

Mr. Levich holds a Bachelor's Degree in Geology from Brooklyn College of the
City University of New York, and a Master's Degree in Geological Sciences from the University of Texas at Austin. He is a Certified Professional Geologist by
the American Institute of Professional Geologists, and licensed as a European
Geologist by the European Federation of Geologists. Mr. Levich is a Fellow of
both the Geological Society of America and the Society of Economic Geologists,
as well as a Member of the Association of Geoscientists for International
Development. Mr. Levich has been Listed in Who's Who in America, and Who's Who in Science and Engineering, and has received more than 20 Awards from the U.S.
Department of Energy, plus several awards from the American Institute of
Professional Geologists. He has authored or edited over 40 Publications on economic geology, uranium resources, and nuclear waste management.

MARK SHELLEY--SECRETARY, TREASURER, DIRECTOR

Since 1990 Mark Shelley has been the principal of Shelley International CPA, a
PCAOB registered audit firm, and Mark Shelley CPA, a tax and accounting CPA firm, based in Mesa, Arizona. In this capacity he has provided a wide range of audit, tax, finance, accounting and consulting services to public and private corporations in various industries. Mr. Shelley received his CPA designation from the state of Arizona in 1981, and holds a Bachelor of Science in accounting from Brigham Young University. He is a member of the Arizona Society of CPAs and the American Institute of CPAs.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

                                       25
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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

                                                   Number of            Failure
                                                 Transactions           to File
                            Number of Late      Not Reported on        Required
       Name                    Reports          a Timely Basis           Forms
       ----                    -------          --------------           -----
Joseph B. Guerrero(2)           1 (1)                1 (1)               1 (1)

George Polyhronopolous (3)      1 (1)                1 (1)               1 (1)

Christian Brule (4)             1 (1)                1 (1)               1 (1)

Purnendu K. Medhi               1 (1)                1 (1)               1 (1)

----------
(1)  The executive officer, director or holder of 10% or more of our common stock filed a late Form 3 -Initial Statement of Beneficial Ownership of
     Securities.
(2)  Joseph B. Guerrero resigned as president and director of our company on
     March 8, 2010.
(3)  George Polyhronopolous resigned as treasurer, secretary and director of our company on September 3, 2009.
(4)  Christian Brule resigned as director of our company on November 8, 2009.

CODE OF ETHICS

Effective April 14, 2009, our company's board of directors adopted a Code of
Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

                                       26
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

Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business
Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to Sunergy Inc., 14362 N. Frank Lloyd
Wright Blvd., Suite 1000, Scottsdale, AZ. 58260.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2009, our board of directors determined that it did not have a member of its audit committee that qualified as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;

     (b)  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December
          31, 2009 and 2008; and

     (c)  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended
          December 31, 2009 and 2008, who we will collectively refer to as the

                                       27
          named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                   Non-Equity    Nonqualified
                                                                   Incentive       Deferred
    Name                                        Stock    Option       Plan        Compensation    All Other
and Principal                Salary     Bonus   Awards   Awards   Compensation     Earnings     Compensation   Total
  Position           Year      ($)       ($)     ($)       ($)        ($)             ($)           ($)         ($)
-------------        ----    ------     -----   ------   ------   ------------     --------     ------------   -----

Joseph B.            2009      Nil       Nil     Nil       Nil        Nil             Nil           Nil         Nil
Guerrero (1)         2008     4,500      Nil     Nil       Nil        Nil             Nil           Nil        4,500
President and        2009      Nil       Nil     Nil       Nil        Nil             Nil           Nil         Nil
Director

Purnendu K.          2008      Nil       Nil     Nil       Nil        Nil             Nil           Nil         Nil
Medhi (2)
Director

Robert A.            2009      Nil       Nil     Nil       Nil        Nil             Nil           Nil         Nil
Levich (3)           2008      Nil       Nil     Nil       Nil        Nil             Nil           Nil         Nil
Director

Christian            2009      Nil       Nil     Nil       Nil        Nil             Nil           Nil         Nil
Brule (4)            2008     12,867     Nil     Nil       Nil        Nil             Nil          4,184      17,051
Former
President
and Current
Director

Lorne Lilly(5)       2009      Nil       Nil     Nil       Nil        Nil             Nil           Nil         Nil
Former               2008      Nil       Nil     Nil       Nil        Nil             Nil           Nil         Nil
Treasurer,
Secretary and
Director

George               2009      Nil       Nil     Nil       Nil        Nil             Nil           Nil         Nil
Polyhronopolous(6)   2008     4,500      Nil     Nil       Nil        Nil             Nil           Nil        4,500
Former Treasurer,
Secretary and
Director

----------
(1)  Mr. Guerrero was appointed as our president and a director of our company on September 12, 2008 and resigned on March 8, 2010.
(2)  Mr Medhi was appointed as director of our company on March 11, 2009.
(3)  Mr. Levich was appointed as director of our company on December 21, 2009.
(4)  Mr. Brule resigned as our president on September 12, 2008 and as director on November 8, 2009.
(5)  Mr. Lilly resigned as our treasurer, secretary and director on September
     12, 2008.
(6)  Mr. Polyhronopoulos resigned as our treasurer, secretary and director on
     September 3, 2009.

Effective October 1, 2008, we entered into a management agreement with Joseph B.
Guerrero, our president and director. We pay remuneration for his services at a rate of one thousand five hundred dollars ($1,500) per month. The agreement is for a term of one year and will continue thereafter on a month to month basis unless terminated.

STOCK OPTION GRANTS TO OUR NAMED EXECUTIVE OFFICERS

Our company did not grant any stock options to any named executive officers during the year ended December 31, 2009.

                                       28
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no outstanding equity awards granted to any named executive officer as of December 31, 2009.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended December 31, 2009.

COMPENSATION OF DIRECTORS

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

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUTIVE OFFICERS AND OTHER
MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or obligation currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                      Amount and Nature
  Name and Address                  of Beneficial Ownership      Percentage and
of Beneficial Owner                     (Common Shares)             Class (1)
-------------------                     ---------------             ---------

Joseph B. Guerrero (2)                             0                     0%
8711 E Paraiso Drive
Scottsdale AZ 85255

Purnendu K. Medhi (3)                              0                     0%
1002 East Shadow Ridge Road
Casa Grande, AZ 85222

Robert A. Levich (4)                               0                     0%
405 Norwood Lane
Las Vegas NV 89107

DIRECTORS AND EXECUTIVE OFFICERS
 AS A GROUP (1)                                    0                     0%

                                       29
Lorne Lilley (5)                          12,500,000                 23.23%
1890 W. 5th Avenue - #1
Vancouver, BC

George Polyhronopolous (6)                         0                     0%
29115 N 144th Street
Scottsdale AZ 85262

Christian Brule (7)                       12,500,000                 23.23%
2575 Palmerston Ave
West Vancouver, B.C

----------
(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on
     December 31, 2009. As of December 31, 2009, there were 53,797,500 shares of our company's common stock issued and outstanding
(2)  Mr. Guerrero was appointed as our president and a director of our company on September 12, 2008 and resigned on March 8, 2010.
(3)  Mr Medhi was appointed as director of our company on March 11, 2009.
(4)  Mr. Levich was appointed as director of our company on December 21, 2009.
(5)  Mr. Lilly resigned as our treasurer, secretary and director on September
     12, 2008.
(6)  Mr. Polyhronopoulos resigned as our treasurer, secretary and director on
     September 3, 2009.
(7)  Mr. Brule resigned as our president on September 12, 2008 and as director on November 8, 2009.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Included in accounts payable and accrued liabilities is $93,859 (2008: $45,920)
owing to directors of our company for unpaid rent and management fees.

Included in the related party loan are amounts due to directors of our company consisting of $22,950 (2008: $10,180) which bears interest of 5% per annum, is unsecured and has no specific terms for repayment.

On December 30, 2008, we issued a promissory note to a shareholder in the amount of $250,000 at 8% per annum with principal and interest due and payable on
December 31, 2009. Proceeds of the note were used to make payment of an aggregate of $250,000 toward the acquisition of the Nyinahin Mining Concession.
On August 3, 2009, we entered into a debt settlement agreement with the same shareholder to issue 2,100,000 common shares in full settlement of the $250,000 note including accrued interest. As of December 31, 2009 the shares had not been issued but have been issued in a subsequent period.

                                       30
DIRECTOR INDEPENDENCE

We currently act with four (4) directors, consisting of Bryan Miller, Purnendu
K. Medhi, Robert A. Levich, and Mark Shelley. We have determined that Mr. Medhi is an "independent directors" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an "audit committee financial expert" as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended
December 31, 2009 and for fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                 Year Ended
                                 -----------------------------------------
                                 December 31, 2009       December 31, 2008
                                 -----------------       -----------------

Audit Fees                            $7,500                  $20,202
Audit Related Fees                       Nil                      Nil
Tax Fees                                 Nil                      Nil
All Other Fees                           Nil                      Nil
Total                                 $7,500                  $20,202

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be approved by our audit committee (which consists of our entire board of directors); or
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors'
responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                       31
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

(b)  Exhibits

Exhibit
Number                             Description
------                             -----------

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

10.4*    Membership Purchase Agreement dated October 18, 2010 between our company and Allied Mining and Supply, LLC.

(14)     CODE OF ETHICS

14.2     Code of Ethics and Business Conduct

16.1     Letter from BDO Canada LLP to the Securities and Exchange Commission
         (incorporated by reference as exhibit 16.1 from our Form 8-K filed on
         January 18, 2011).

(31)     RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1*    Section 302 Certification of Principal Executive Officer, Principal
         Accounting Officer and Principal Financial Officer

(32)     SECTION 1350 CERTIFICATIONS

32.1*    Section 906 Certification of Principal Executive Officer, Principal
         Accounting Officer and Principal Financial Officer

----------
* Filed herewith.

                                       32
                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

By: /s/ Bryan Miller
   -------------------------------------------------
   Bryan Miller, President and Director
   (Principal Executive Officer, Principal Accounting
   Officer, Principal Financial Officer)
Date: May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bryan Miller                          By: /s/ Purnendu K. Mehdi
   ------------------------------                 ------------------------------
   Bryan Miller, President                        Purnendu K. Medhi
   and Director                                   Director
   (Principal Executive Officer)              Date: May 2, 2011
Date: May 2, 2011

By: /s/ Robert A. Levich                      By: /s/ Mark Shelley
   ------------------------------                 ------------------------------
   Robert A. Levich                               Mark Shelley
   Director                                       Director, Secretary, Treasurer
Date: May 2, 2011                             Date: May 2, 2011

                                       33