Form 10-Q
period 2010-03-31
SUNERGY INC
filed 2011-06-30
CIK 1261487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ______________

                        Commission File Number 000-52767


                                  SUNERGY, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                               26-4828510
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ      85260
     (Address of principal executive offices)                    (Zip Code)

                                  480.477.5810
              (Registrant's telephone number, including area code)

                                       n/a
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,272,257,340 common shares issued and outstanding as June 29, 2011

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                                 Balance Sheets

                                                                            March 31,           December 31,
                                                                              2010                 2009
                                                                           ----------           ----------
                                                                           (unaudited)           (audited)
                                     ASSETS
Current assets
  Cash and cash equivalents                                                $      649           $       54
  Prepaid expense-stock related                                                    --               50,000
                                                                           ----------           ----------
      Total current assets                                                        649               50,054

Long term assets
  Mineral properties                                                        1,000,000            1,000,000
                                                                           ----------           ----------

      Total assets                                                         $1,000,649           $1,050,054
                                                                           ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                                 $   30,222           $   31,222
  Accruals - Related party                                                    122,859               93,859
  Operational advances - Related party                                         32,078               22,950
  Notes payable                                                               237,500              237,500
  Notes payable - Related party                                               250,000              250,000
                                                                           ----------           ----------
      Total current liabilities                                               672,659              635,531
                                                                           ----------           ----------

      Total liabilities                                                       672,659              635,531

Stockholders' equity
  Common stock, authorized 3,750,000,000 shares, par value
   $0.001, issued and outstanding on March 31, 2010 and
   December 31, 2009 is 537,975,000 and 537,975,000, respectively             537,975              537,975
  Additional paid in capital                                                  444,283              440,283
  Subscriptions payable-(Note 5)                                              143,400              143,400
  Accumulated deficit during exploration  stage                              (797,668)            (707,135)
                                                                           ----------           ----------

      Total stockholders' equity                                              327,990              414,523
                                                                           ----------           ----------

      Total liabilities and stockholders' equity                           $1,000,649           $1,050,054
                                                                           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended                 Inception
                                                       March 31,               (January 28, 2003) to
                                            -------------------------------          March 31,
                                                2010               2009                2010
                                            ------------       ------------        ------------
Revenue                                     $         --       $         --        $         --
                                            ------------       ------------        ------------
Operating Expenses
  General and administrative                      11,033              2,642              64,528
  Management salary                               18,000             13,500             171,000
  Rent-related party                                  --                 --              37,500
  Accounting and audit fees                           --             12,225              97,131
  Legal fees                                          --             10,085              52,876
  Consulting fees                                 50,000             25,000             296,435
  Exploration costs                                6,500                 --              45,120
                                            ------------       ------------        ------------

      Total expenses                              85,533             63,452             764,590
                                            ------------       ------------        ------------

Net loss from operations                         (85,533)           (63,452)           (764,590)

Other expenses
  Interest expense-related party                  (5,000)            (5,000)            (33,078)
                                            ------------       ------------        ------------

      Total other expenses                        (5,000)            (5,000)            (33,078)
                                            ------------       ------------        ------------

Net loss                                    $    (90,533)      $    (68,452)       $   (797,668)
                                            ============       ============        ============

Basic loss per share                        $      (0.00)      $      (0.00)
                                            ------------       ------------
Basic weighted average number of shares      537,975,000        533,424,440
                                            ------------       ------------


   The accompanying notes are an integral part of these financial statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                        Statement of Stockholders' Equity
                   From Inception (28-Jan-2003) to 31-Mar-2010

                                                                                                     Deficit
                                                                                                   Accumulated
                                                 Common Stock                                      During the
                                             --------------------      Paid in     Subscriptions   Exploration     Total
                                             Shares        Amount      Capital       Receivable       Stage        Equity
                                             ------        ------      -------       ----------       -----        ------
BALANCE AT INCEPTION, JANUARY 28, 2003             --     $     --    $      --       $     --     $      --     $      --
Common shares issued for cash             500,000,000      500,000     (490,000)            --            --        10,000
Common shares issued for cash               6,975,000        6,975        6,975             --            --        13,950
Net loss                                                                                             (30,313)      (30,313)
                                         ------------     --------    ---------       --------     ---------     ---------
BALANCE, DECEMBER 31, 2003                506,975,000      506,975     (483,025)            --       (30,313)       (6,363)
Contributed capital                                --           --          401             --             --          401
Net loss                                                                                             (41,362)      (41,362)
                                         ------------     --------    ---------       --------     ---------     ---------
BALANCE, DECEMBER 31, 2004                506,975,000      506,975     (482,624)            --       (71,675)      (47,324)
Contributed capital                                --           --          938             --            --           938
Net loss                                                                                             (26,093)      (26,093)
                                         ------------     --------    ---------       --------     ---------     ---------
BALANCE, DECEMBER 31, 2005                506,975,000      506,975     (481,686)            --       (97,768)      (72,479)
Contributed capital                                --           --        1,959             --            --         1,959
Net loss                                                                                             (39,746)      (39,746)
                                         ------------     --------    ---------       --------     ---------     ---------
BALANCE, DECEMBER 31, 2006                506,975,000      506,975     (479,727)            --      (137,514)     (110,266)
Net loss                                                                                             (55,103)      (55,103)
                                         ------------     --------    ---------       --------     ---------     ---------
BALANCE, DECEMBER 31, 2007                506,975,000      506,975     (479,727)            --      (192,617)     (165,369)
Common shares issued for cash               6,000,000        6,000      144,000             --            --       150,000
Common shares issued to acquire
 mineral property                          20,000,000       20,000      480,000             --            --       500,000
Common shares subscribed                           --           --           --          5,000            --         5,000
Net loss                                                                                             (98,445)      (98,445)
                                         ------------     --------    ---------       --------     ---------     ---------
BALANCE, DECEMBER 31, 2008                532,975,000      532,975      144,273          5,000      (291,062)      391,186
Common shares subscribed                           --           --           --        138,400            --       138,400
Common shares issued for services           5,000,000        5,000      295,000             --            --       300,000
Contributed capital                                --           --        1,010             --            --         1,010
Net loss                                                                                            (416,073)     (416,073)
                                         ------------     --------    ---------       --------     ---------     ---------
BALANCE, DECEMBER 31, 2009                537,975,000      537,975      440,283        143,400      (707,135)      414,523
Contributed capital                                --           --        4,000             --            --         4,000
Net loss                                                                                             (90,533)      (90,533)
                                         ------------     --------    ---------       --------     ---------     ---------

BALANCE, MARCH 31, 2010 (UNAUDITED)       537,975,000     $537,975    $ 444,283       $143,400     $(797,668)    $ 327,990
                                         ============     ========    =========       ========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended              Inception
                                                                       March 31,              (January 28, 2003) to
                                                            -------------------------------         March 31,
                                                                2010               2009               2010
                                                            ------------       ------------       ------------
Operating Activities
  Net loss                                                  $    (90,533)      $    (68,452)      $   (797,668)
  Adjustments to reconcile net loss to cash:
    Prepaid expenses-stock related                                50,000                 --                 --
    Stock issued for services                                         --             25,000            300,000
    Stock issued to acquire mineral property                          --                 --            500,000
  Changes in assets and liabilities
    Increase/(decrease) in accounts payable and accruals          (1,000)            11,104             45,103
    Increase/(decrease) in related party liabilities              29,000                 --            107,978
                                                            ------------       ------------       ------------
Net cash provided by operating activities                        (12,533)           (32,348)           155,413
                                                            ------------       ------------       ------------
Investment Activities
  Acquisition of mineral property                                     --                 --         (1,000,000)
                                                            ------------       ------------       ------------
Cash used by investment activities                                    --                 --         (1,000,000)
                                                            ------------       ------------       ------------
Financing Activities
  Proceeds from sale of common stock                                  --                 --            173,950
  Subscriptions received                                              --             31,700            143,400
  Operational advances                                             9,128                 --             32,078
  Contributed capital                                              4,000                 --              8,308
                                                            ------------       ------------       ------------
Cash provided by financing activities                             13,128             31,700            357,736
                                                            ------------       ------------       ------------

Net increase/(decrease) in cash                                      595               (648)               649

Cash and cash equivalents, beginning of period                        54                648                 --
                                                            ------------       ------------       ------------

Cash and cash equivalents, end of period                    $        649       $         --       $        649
                                                            ============       ============       ============
Supplemental disclosure of cash flows for:
  Interest                                                  $         --       $         --       $         --
                                                            ------------       ------------       ------------
  Income taxes                                              $         --       $         --       $         --
                                                            ------------       ------------       ------------
Supplemental disclosure of non-cash financing:
  Stock issued for services                                 $         --       $     25,000       $    300,000
                                                            ------------       ------------       ------------
  Stock issued to acquire mineral property                  $         --       $         --       $    500,000
                                                            ------------       ------------       ------------


   The accompanying notes are an integral part of these financial statements.

                                  SUNERGY, Inc.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Reclassification

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings. The Company reclassified pre-paid expenses-stock related from the equity section of the balance sheet to the current assets section.

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

Cash Balances-Cont.

On July 21, 2010 FDIC-insured institutions are permanently insured up to at least $250,000 per depositor. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America. The Company operates on a December 31 fiscal year end.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are

Income Taxes-Cont.

reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Asset Retirement Obligation

The Company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At March 31, 2010, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the March 31, 2010 and December 31, 2009 financial statements.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the quarter ended March 31, 2010 and the year ended December 31, 2009 no impairment was recorded.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss of $797,668 during its exploration stage. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 4. MINERAL PROPERTIES

Hummingbird Claim

On April 10, 2003, the Company executed a mineral property staking and sales agreement and acquired an 100% undivided right, title and interest in and to the Hummingbird Claims located in the province of British Columbia, Canada. The Company incurred exploration costs of $933 and $1,834 respectively for the years ended December 31, 2009 and 2008 and inception to date exploration costs of $13,872 on the Hummingbird Claims. As of June 30, 2009, the Company decided to abandon the Hummingbird Claims and the asset was fully impaired.

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

On July 30, 2009, the Company entered into an agreement to settle the final payment balance of $237,500. The holder agreed to receive 20,000,000 restricted shares of common stock valued at $0.0125 per share or $250,000 in settlement and the previous $12,500 payment recorded as interest expense for late payment. The common stock was not issued in a timely fashion and subsequently the holder assigned the debt. The Company has settled with the assignees (See the subsequent events note 8).

The vendor shall retain a 5% Net Smelter Return on the Property.

NOTE 5. STOCKHOLDERS' EQUITY

Common Stock

The Company originally authorized 75,000,000 shares of common stock at a $0.001 par value and on September 16, 2006 executed a 5:1 forward stock split bringing the authorized common shares to 375,000,000 with a par value of $0.001 per share and the issued and outstanding shares as of September 16, 2006 from 10,139,500 to 50,697,500 shares. On August 17, 2010 the Company executed a 10:1 forward stock split bringing the authorized common shares to 3,750,000,000 and the issued and outstanding shares from 94,619,788 to 946,197,880 shares. The stock splits are retroactively applied to these financial statements resulting in an increase in the number of shares outstanding and a decrease in issued price per share.

All shares issued for services are valued at fair value which is the current market price on the day shares are authorized to be issued.

A summary of shares issued follows:

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

Subscriptions Payable

As of March 31, 2010, the Company has received the benefit of either cash or payment of outstanding liabilities with aggregate total of $143,400 from non-related individuals as prepaid subscriptions for common stock.

Contributed capital

During the year ended 2003, an officer donated services valued at $401 which was treated as contributed capital.

During the year ended 2004, an officer donated services valued at $938 which was treated as contributed capital.

During the year ended 2005, an officer donated services valued at $1,959 which was treated as contributed capital.

Contributed capital-Cont.

During the year ended 2009, an officer donated services valued at $1,010 which was treated as contributed capital.

During the quarter ended March 31, 2010, an officer pad expenses on behalf of the Company valued at $4,000 which was treated as contributed capital.

Outstanding Warrants

On October 20, 2008 the Company issued 6,000,000 two-year detachable warrants exercisable at $0.025 per share and considered the value of the warrants as a stock issue cost netted against paid in capital.

Outstanding Warrants-Cont.

Information relating to warrant activity during the reporting period follows:

                                                                      Weighted
                                                                       Average
                                                    Number of         Exercise
                                                    Warrants           Price
                                                    --------           -----
Warrants Outstanding at December 31, 2009          6,000,000          $ 0.025
  Plus: Warrants Issued                                   --
  Less: Warrants Exercised                                --
  Less: Warrants Expired                                  --
                                                   ---------
Total Warrants outstanding at March 31, 2010       6,000,000
                                                   =========

On March 31, 2010 the Company had warrants outstanding for the purchase of an aggregate of 6,000,000 shares of its common stock, which are summarized in the table below:

               Warrants           Exercised         Expiration
             Outstanding            Price              Date
             -----------            -----              ----
              6,000,000            $ 0.025          10-Oct-2010

NOTE 6.  RELATED PARTY TRANSACTIONS

Accruals - Related party

Related party transactions include accruals of unpaid management and director fees, rent for facility owned by a corporate officer, and interest accrued on the note held by a shareholder. Summary of balances follow:

        Related party-Accruals                31-Mar-10         31-Dec-09
        ----------------------                ---------         ---------
        Management& Director Fees             $ 82,978          $ 73,859
        Interest                                25,000            20,000
                                              --------          --------
        Total Related party Accruals          $107,978          $ 93,859
                                              ========          ========

Operational Advances - Related party

Operational advances are short term, unsecured, non-interest bearing operational advances made by various related parties to maintain day to day operations. Summary of balance follows:

                                              31-Mar-10         31-Dec-09
                                              ---------         ---------
Operational Advances                          $ 32,078          $ 22,950

Notes Payable - Related party

On December 30, 2008, the Company issued a promissory note to a shareholder in the amount of $250,000 at 8% per annum with principal and interest due and payable on December 31, 2009. Proceeds of the note were used to make payment of an aggregate of $250,000 toward the acquisition of the Nyinahin Mining Concession.

On August 3, 2009, the Company entered into a debt settlement agreement with the shareholder to issue 21,000,000 common shares in full settlement of the $250,000 note including accrued interest. As of March 31, 2009 the shares had not been issued but have been issued in a subsequent period (see subsequent event note
8).

NOTE 7. NOTES PAYABLE

Notes Payable

On July 30, 2009, the Company entered into an agreement to settle the final payment balance of the Nyinahin Mining Concession agreement of $237,500. The holder agreed to receive 20,000,000 restricted shares of common stock valued at $0.0125 per share or $250,000 in settlement and the previous $12,500 payment recorded as interest expense for late payment.

Because the Company did not complete the settlement of the balance for the purchase the Nyinahin Mining Concession the holder of the balance assigned its interest to various third parties. As of March 31, 2009 the shares had not been issued but have been issued in a subsequent period (see subsequent event note
7).

A summary of the principal balance follows:

                                              31-Mar-10         31-Dec-09
                                              ---------         ---------
        Notes Payable-Related Party           $250,000          $250,000
        Notes Payable                         $237,500          $237,500
                                              --------          --------
        Total Notes Payable                   $487,500          $487,500
                                              ========          ========

NOTE 8. SUBEQUENT EVENTS

The Company did not execute the July 30, 2009 settlement of the $250,000 note through the issue of 20,000,000 shares so on June 3, 2010 the company, agreeable to the note holder, issued 75,000,000 common in full settlement of the of the $250,000 balance plus accumulated interest of $12,500. The fair value of the shares issued on the date of individual settlements was $432,500.

On June 3, 2010 the Company issued 40,992,880 common shares at $0.0035 per share for the $143,400 prepaid subscriptions.

On June 3, 2010 the Company issued 20,000,000 common shares to its officers for executive services of $18,000. The fair value of the shares on the date of issuance was $130,000.

On July 30 2010 the Company issued 25,000,000 common shares to its officers for executive services of $22,500. The fair value of the share on the date of issuance was $167,500.

On August 2, 2010 the Company issued 39,980,000 common shares at to settle $67,980 debts. The fair value of the shares on the date of issuance was $571, 850.

On August 4. 2010 the Company issued 14,700,000 common shares to settle $24,990 debt. The fair value of the shares on the date of issuance was $216,090.

On August 11, 2010 the Company issued 17,650,000 common shares to settle $30,000 of debt. The fair value of the shares on the date of issuance was $259,450.

Because the Company did not complete the settlement of the $237,500 balance for the purchase the Nyinahin Mining Concession the holder of the balance assigned its interest to various third parties. On August 15, 2010 the Company issued 150,000,000 common shares in settlement of the $237,500 balance plus $17,500 accumulated interest with the assignees. The fair value of the shares issued on the date of each individual settlement was $724,000.

On August 17, 2010 the Company executed a 10:1 forward stock split increasing its authorized common stock from 375,000,000 to 3,750,000,000 shares which increase its issued and outstanding share balance from 94,619,788 to 946,197,880 common shares.

On August 19, 2010 the company issued 10,800,000 common shares for executive services of $18,361 and 14,100,000 common shares for $23,932 of debt. The fair value of the shares on the date of issuance was $370,261.

On October 18, 2010, the Company entered into a membership purchase agreement with Allied Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada Limited Liability company, which owns the rights to Exploration License #EXPL 5/2009 on the 140 sq km Pampana River concession in Sierra Leone, West Africa.

In consideration for the purchase of the membership interests, the Company agreed to pay $18,000 cash and issue 100,000,000 units at a deemed price of $0.0025 to Allied Mining. Each unit consists of one share of restricted stock, one 12 month share purchase warrant exercisable at $0.0025 per share and one 12 month share purchase warrant exercisable at $0.005 per share.

On January 11, 2011, the Company issued 125,400,000 units in a private placement, raising gross proceeds of $313,500,000 at $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share

On January 11, 2011, the Company issued 89,659,960 units in consideration for debt outstanding and for compensation to directors and advisory board members at a deemed price of $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share. Total compensation was $84,250 and reimbursements for expenses (debt) was $46,211 for a total of $225,061.

On January 11, 2011, the Company authorized the issue of 10,000,000 common shares (2,500,000 to each of four new board members) with a market value of $70,000. The shares were issued during February 2011.

On May 3, 2011, the company issued 1,000,000 common shares for the conversion of 1,000,000 warrants at $0.005 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and "Sunergy" mean Sunergy, Inc. and our wholly owned subsidiary, Allied Mining and Supply, LLC, a Nevada limited liability company, unless otherwise stated.

HISTORICAL OVERVIEW

We were incorporated in the State of Nevada, USA, on January 28, 2003. We are a development stage company engaged in the acquisition, exploration and development of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

On October 31, 2008, we entered into an agreement with General Metals Corporation for the acquisition of its 100% owned Nyinahin Mining Concession located in Ghana, West Africa. The aggregate purchase price was to consist of $500,000 payable cash and 2,000,000 restricted shares of our common stock valued at $0.25 per share. On December 5, 2008, we amended the agreement with General Metals Corporation to defer our payment obligations.

On December 30, 2008, a shareholder of our company, Global Partners LLC, agreed to settle the initial payment of $250,000 payable under the agreement with General Metals Corporation on our behalf. As a result of this, we entered into a promissory note with Global Capital Partners LLC on December 30, 2008, wherein we agreed to pay the principal amount of $250,000 including interest at a rate of 8% per annum by December 31, 2009. As of December 31, 2008, we had paid an additional $12,500 to General Metal Corporation toward the purchase of the Nyinahin Mining Concession and issued 2,000,000 restricted shares of our common stock at a fair market value of $0.25 per share.

On July 30, 2009, we entered into a settlement agreement with General Metals Corporation in respect of the final balance of $237,500 payable for our acquisition of the Nyinahin Mining Concession. Pursuant to the settlement agreement, General Metals agreed to receive 20,000,000 restricted shares of our common stock valued at $0.0125 per share or $250,000 in the aggregate as full and final consideration for our acquisition of the Nyinahin Mining Concession. However, we did not issue the 20,000,000 shares in a timely manner and subsequently, on June 3, 2010, we issued 75,000,000 common shares to General Metals Corporation valued $0.0035 per share ($262,500 in the aggregate) in full settlement of the acquisition of the Nyinahin Mining Concession. The fair value of the shares issued on the date of each individual settlement was $432,500, resulting in the company allocating $250,000 to the note and $182,500 to interest expense.

General Metals Corporation retains a 5% net smelter return on the property.

DEVELOPMENTS DURING AND SUBSEQUENT TO THE THREE MONTHS ENDED MARCH 31, 2010

We did not execute the July 30, 2009 settlement of the $250,000 note through the issue of 20,000,000 shares therefor, on June 3, 2010, with the consent of the note holder, we issued 75,000,000 common shares in full settlement of the of the $250,000 balance plus accumulated interest of $12,500. The fair value of the shares issued on the date of individual settlements was $432,500.

On June 3, 2010 we issued 40,992,880 common shares at $0.0035 per share in respect of $143,400 received by us in prepaid subscriptions.

On June 3, 2010 we issued 20,000,000 common shares to our officers in consideration of executive compensation of $18,000. The fair value of the shares on the date of issuance was $130,000.

On July 30 2010 we issued 25,000,000 common shares to our officers for executive services of $22,500. The fair value of the share on the date of issuance was $167,500.

On August 2, 2010 we issued 39,980,000 common shares to settle debt of $67,980. The fair value of the shares on the date of issuance was $571, 850.

On August 4. 2010 we issued 14,700,000 common shares to settle debt of $24,990. The fair value of the shares on the date of issuance was $216,090.

On August 11, 2010 we issued 17,650,000 common shares to settle debt of $30,000. The fair value of the shares on the date of issuance was $259,450.

Because we did not complete the settlement of the $237,500 balance for the purchase the Nyinahin Mining Concession the holder of the balance assigned its interest to various third parties. On August 15, 2010 the we issued 150,000,000 common shares in settlement of the $237,500 balance plus $17,500 accumulated interest with the assignees. The fair value of the shares issued on the date of each individual settlement was $724,000.

On August 17, 2010 we executed a 10:1 forward stock split increasing our authorized common stock from 375,000,000 to 3,750,000,000 shares which increase our issued and outstanding share balance from 94,619,788 to 946,197,880 common shares.

On August 19, 2010 we issued 10,800,000 common shares for executive services of $18,361 and 14,100,000 common shares for debt of $23,932. The fair value of the shares on the date of issuance was $370,261.

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

On January 11, 2011, we issued 125,400,000 units in a private placement, raising gross proceeds of $313,500,000 at $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share

On January 11, 2011, we issued 89,659,960 units in consideration for outstanding debt and for compensation to directors and advisory board members at a deemed price of $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share. Total compensation was $84,250 and reimbursements for expenses (debt) was $46,211 for a total of $225,061.

On January 11, 2011, we authorized the issuance of 10,000,000 common shares (2,500,000 to each of four new board members) with a market value of $70,000. The shares were issued during February 2011.

On May 3, 2011, we issued 1,000,000 common shares for the conversion of 1,000,000 warrants at $0.005 per share.

OUR CURRENT BUSINESS

We are a development and exploration stage mining company engaged in the exploration or development of our minerals on properties located in Ghana and Sierra Leone, West Africa.

NYINAHIN MINING CONCESSION-GHANA

The 150 square kilometer Nyinahin mining concession is located between two geological gold belts, the Bibiani Belt to the west and the Asankrangwa to the east. Our license allows for the exploration and mining of gold, silver, base metals and diamonds. About 80% of the Nyinahin Concession lies to the west of the Offin River within the Ashanti Region of Ghana. There are several historical pits and adits with a strong clustering of artisan pits located along the Offin River. Three old gold prospects exist on the concession. The property is accessed via the main Kumasi-Bibiani trunk road. It falls under the jurisdiction of the Atwima Mponua District Assembly with headquarters at Nyinahin.

The Nyinahin Mining Concession is comprised of the Nyinahin Mineral Licence LVB 8936/05 and Land Registry No. 1535/2005, and subsequently converted into a Full Prospecting License (LVB 3857/08). The Concession is situated 20km northeast of Bibiani and about 48km Southwest of Kumasi. The concession, which covers an approximate area of 172 sq. km. has been reduced to 150 sq. km to conform to statutory requirements regarding the maximum size for Prospecting Licenses by the Minerals Commission of Ghana.

FUTURE EXPLORATION

We have designed a four-phased exploration program as detailed below:

We are committed in spending a total of US$286,000 over a two year period depending on the type and size of any deposit to be discovered. This estimate includes a 10% contingency cost. Phases II and III are contingent upon a favorable result from earlier phases. We anticipate:

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

Survey work - all work from this stage will be performed on a surveyed grid system. All trench locations from the previous phase and the subsequent ones will be surveyed and put on plan and sections. This will enable a more effective picture of the prospecting work to be viewed and interpreted.

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

Resource estimation based on trench and RC drilling will be carried out.

Reserves estimation will be attempted at this stage to determine the extent of the economic mineral potential of the concession area.

PAMPANA RIVER MINING CONCESSION--SIERRA LEONE

On October 18, 2010 we entered into a membership purchase agreement with Allied Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada limited liability company, which owns the rights to Exploration License #EXPL 5/2009 on the 140 sq km Pampana River concession in Sierra Leone, West Africa. As a result of the transaction Allied Mining became our wholly owned subsidiary.

Exploration Licence No. EXPL 5/2009 was issued to Allied Mining and Supply Ltd.
(AMS) on August 12, 2009 and is valid for a period of three years from the date of issuance, subject to any renewals. The licence is located in the Kholifa Rowalla, Kafe Simiria and Tane Chiefdoms in the Tonkolili District of the Northern Province of Sierra Leone covering an area of 141.3 kms. The concession is situated on the western fringes of the southern Sula Mountains greenstone belt and for most of the northern and central part it straddles the Pampana River. On the west of the southern part, the concession runs along the Pampana River.

The property is in the heart of one of Sierra Leone's richest alluvial gold mining fields, South of the Sula Mountains in the Greenstone belt on the North Pampana River, around 120 miles east of the capital, Freetown.

Most recently, in January, 2011, our company purchased and implemented 3 custom built commercial dredges to further explore and develop the Pampana claim.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" beginning on page 26 of this quarterly report.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009, AND FROM INCEPTION (JANUARY 28, 2003) TO MARCH 31, 2010

                                                                  Inception
                                                              (January 28, 2003)
                                  Three Months Ended                 to
                                       March 31,                  March 31,
                                2010              2009              2010
                              ---------         ---------         ---------
Revenue                       $     Nil         $     Nil         $     Nil
Operating Expenses            $  85,533         $  63,452         $ 764,590
Net Loss                      $ (90,533)        $ (68,452)        $(797,668)

EXPENSES

Our operating expenses for the three months ended March 31, 2010 and March 31, 2009, and for the period from inception (January 28, 2003) and March 31, 2010 are outlined in the table below:
                                                                  Inception
                                                              (January 28, 2003)
                                     Year Ended                      to
                                     December 31,                 March 31,
                                2010              2009              2010
                              --------          --------          --------
General and Administrative    $ 11,033          $  2,642          $ 64,528
Management Salary             $ 18,000          $ 13,500          $171,000
Rent - Related party          $     --          $     --          $ 37,500
Accounting and Audit Fees     $     --          $ 12,225          $ 97,131
Legal Fees                    $     --          $ 10,085          $ 52,876
Consulting Fees               $ 50,000          $ 25,000          $296,435
Exploration Costs             $  6,500          $     --          $ 45,120

Operating expenses for the three months ended March 31, 2010, increased by approximately 35% as compared to the same period in 2009 primarily as a result of an increase in consulting fees, general and administrative expense and exploration costs.

REVENUE

We have not earned any revenues since our inception on January 28, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

                                                 At                 At
                                              March 31,         December 31,       Increase/
                                                2010               2009            (Decrease)
                                             -----------        -----------        -----------
Current Assets                               $     649          $      54          $     595
Current liabilities                          $ 672,659          $ 635,531          $  37,128
Working Capital (deficit)                    $(672,010)         $(635,477)         $ (36,533)

Cash Flows

                                                                                    Inception
                                            Three Months       Three Months     (January 28, 2003)
                                               Ended              Ended                to
                                              March 31,          March 31,          March 31,
                                                2010               2009               2010
                                             -----------        -----------        -----------
Net Cash (Used) by Operating Activities      $   (12,533)       $   (32,348)       $   155,413
Net Cash (Used) by Investing Activities      $        --        $        --        $(1,000,000)
Net Cash Provided by Financing Activities    $    13,128        $    31,700        $   357,736
INCREASE (DECREASE) IN CASH DURING THE
 PERIOD                                      $       595        $      (648)       $       649

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

ASSET RETIREMENT OBLIGATION

Our company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At March 31, 2010, our company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the March 31, 2010 and December 31, 2009 financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

Our company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the period ended March 31, 2010 and the year ended December 31, 2009 no impairment was recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of March 31, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance's with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31,2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on either of our mineral properties and build and operate a mine. We had cash in the amount of $649 as of March 31, 2010. At March 31, 2010, we had a working capital deficit of $672,010. We incurred a net loss of $90,533 for the three months ended March 31, 2010 and $797,668 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated April 7, 2009, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTCQB MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTCQB service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required by item 601 of Regulation S-K

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

14.1 Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K filed on April 20, 2009)

(21)     SUBSIDIARIES OF THE REGISTRANT

21.1     Allied Mining and Supply, LLC

(31)     RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1*    Certification of the Principal Executive Officer filed pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)     SECTION 1350 CERTIFICATIONS

32.1*    Certification of the Principal Executive Officer filed pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SUNERGY, INC.
                                      (Registrant)


Dated: June 29, 2011                  /s/ Bryan Miller
                                      ------------------------------------------
                                      Bryan Miller
                                      President and Director
                                      (Principal Executive Officer)


Dated: June 29, 2011                  /s/ Mark Shelley
                                      ------------------------------------------
                                      Mark Shelley
                                      Secretary, Treasurer and Director
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)