Form 10-Q
period 2010-06-30
SUNERGY INC
filed 2011-06-30
CIK 1261487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2010

                                       or

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

1,272,257,340 common shares issued and outstanding as June 29, 2011

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                                 Balance Sheets

                                                                        June 30,             December 31,
                                                                          2010                   2009
                                                                      ------------           ------------
                                                                      (unaudited)              (audited)
                                     ASSETS

Current assets
  Cash and cash equivalents                                           $      3,110           $         54
  Prepaid expense-stock related                                                 --                 50,000
                                                                      ------------           ------------
      Total current assets                                                   3,110                 50,054

Long term assets
  Mineral properties                                                     1,000,000              1,000,000
                                                                      ------------           ------------

      Total assets                                                    $  1,003,110           $  1,050,054
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                            $     42,722           $     31,222
  Accruals - Related party                                                 115,341                 93,859
  Operational advances - Related party                                      54,390                 22,950
  Notes payable                                                            237,500                237,500
  Notes payable - Related party                                                 --                250,000
                                                                      ------------           ------------
      Total current liabilities                                            449,953                635,531
                                                                      ------------           ------------

      Total liabilities                                                    449,953                635,531
                                                                      ------------           ------------
Stockholders' equity
  Common stock, authorized 3,750,000,000 shares, par value
   $0.001, issued and outstanding on June 30, 2010 and
   December 31, 2009 is 673,967,880 and 537,975,000, respectively          673,968                537,975
  Additional paid in capital                                             1,019,150                440,283
  Subscriptions payable (Note 5)                                                --                143,400
  Accumulated deficit during exploration stage                          (1,139,961)              (707,135)
                                                                      ------------           ------------
      Total stockholders' equity                                           553,157                414,523
                                                                      ------------           ------------

      Total liabilities and stockholders' equity                      $  1,003,110           $  1,050,054
                                                                      ============           ============


   The accompanying notes are an integral part of these financial statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                               Inception
                                                 Three Months Ended                Six Months Ended        (January 28, 2003)
                                                      June 30,                          June 30,                   to
                                            ----------------------------      ----------------------------      June 30,
                                                2010            2009              2010            2009            2010
                                            ------------    ------------      ------------    ------------    ------------
Revenue                                     $         --    $         --      $         --    $         --    $         --
                                            ------------    ------------      ------------    ------------    ------------
Operating expenses
  General and administrative                       3,500           3,276             8,404           4,418          61,899
  General and administrative-Related party        14,793              --            20,922              --          20,922
  Management salary                              143,500          13,500           161,500          27,000         314,500
  Rent-Related party                                  --           2,380                --           3,880          37,500
  Accounting and audit fees                           --           4,947                --          17,172          97,131
  Legal fees                                          --           3,631                --          13,716          52,876
  Consulting fees                                     --          75,000            50,000         100,000         296,435
  Exploration costs                               10,500             933            17,000             933          55,620
                                            ------------    ------------      ------------    ------------    ------------

      Total expenses                             172,293         103,667           257,826         167,119         936,883
                                            ------------    ------------      ------------    ------------    ------------

Net loss from operations                        (172,293)       (103,667)         (257,826)       (167,119)       (936,883)

Other expenses
  Interest expense-Related party                (170,000)         (5,000)         (175,000)        (10,000)       (203,078)
                                            ------------    ------------      ------------    ------------    ------------

      Total other expenses                      (170,000)         (5,000)         (175,000)        (10,000)     (1,139,961)
                                            ------------    ------------      ------------    ------------    ------------

Net loss                                    $   (342,293)   $   (108,667)     $   (432,826)   $   (177,119)   $ (1,139,961)
                                            ============    ============      ============    ============    ============

Basic loss per share                        $      (0.00)   $      (0.00)     $      (0.00)   $      (0.00)
                                            ------------    ------------      ------------    ------------

Basic weighted average number of shares      558,261,231     537,975,000       558,261,231     535,725,000
                                            ------------    ------------      ------------    ------------


         The accompanying notes are an integral part of these statements

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                   From Inception (28-Jan-2003) to 30-Jun-2010

                                                                                                   Deficit
                                                                                                 Accumulated
                                                 Common Stock                                    During the
                                             --------------------      Paid in   Subscriptions   Exploration       Total
                                             Shares        Amount      Capital     Receivable       Stage          Equity
                                             ------        ------      -------     ----------       -----          ------
BALANCE AT INCEPTION, JANUARY 28, 2003             --     $     --    $       --    $      --     $        --     $      --
Common shares issued for cash             500,000,000      500,000      (490,000)          --              --        10,000
Common shares issued for cash               6,975,000        6,975         6,975           --              --        13,950
Net loss                                                                                              (30,313)      (30,313)
                                         ------------     --------    ----------    ---------     -----------     ---------
BALANCE, DECEMBER 31, 2003                506,975,000      506,975      (483,025)          --         (30,313)       (6,363)
Contributed capital                                --           --           401           --               --          401
Net loss                                                                                              (41,362)      (41,362)
                                         ------------     --------    ----------    ---------     -----------     ---------
BALANCE, DECEMBER 31, 2004                506,975,000      506,975      (482,624)          --         (71,675)      (47,324)
Contributed capital                                --           --           938           --              --           938
Net loss                                                                                              (26,093)      (26,093)
                                         ------------     --------    ----------    ---------     -----------     ---------
BALANCE, DECEMBER 31, 2005                506,975,000      506,975      (481,686)          --         (97,768)      (72,479)
Contributed capital                                --           --         1,959           --              --         1,959
Net loss                                                                                              (39,746)      (39,746)
                                         ------------     --------    ----------    ---------     -----------     ---------
BALANCE, DECEMBER 31, 2006                506,975,000      506,975      (479,727)          --        (137,514)     (110,266)
Net loss                                                                                              (55,103)      (55,103)
                                         ------------     --------    ----------    ---------     -----------     ---------
BALANCE, DECEMBER 31, 2007                506,975,000      506,975      (479,727)          --        (192,617)     (165,369)
Common shares issued for cash               6,000,000        6,000       144,000           --              --       150,000
Common shares issued to acquire
 mineral property                          20,000,000       20,000       480,000           --              --       500,000
Common shares subscribed                           --           --            --        5,000              --         5,000
Net loss                                                                                              (98,445)      (98,445)
                                         ------------     --------    ----------    ---------     -----------     ---------
BALANCE, DECEMBER 31, 2008                532,975,000      532,975       144,273        5,000        (291,062)      391,186
Common shares subscribed                           --           --            --      138,400              --       138,400
Common shares issued for services           5,000,000        5,000       295,000           --              --       300,000
Contributed capital                                --           --         1,010           --              --         1,010
Net loss                                                                                             (416,073)     (416,073)
                                         ------------     --------    ----------    ---------     -----------     ---------
BALANCE, DECEMBER 31, 2009                537,975,000      537,975       440,283      143,400        (707,135)      414,523
Contributed capital                                --           --         8,960           --              --         8,960
Common shares issued for services          20,000,000       20,000       110,000           --              --       130,000
Common shares issued to settle debt        75,000,000       75,000       357,500           --              --       432,500
Common shares issued for subscriptions     40,992,880       40,993       102,407     (143,400)             --            --
Net loss                                                                                             (432,826)     (432,826)
                                         ------------     --------    ----------    ---------     -----------     ---------
BALANCE, JUNE 30, 2010 (UNAUDITED)        673,967,880     $673,968    $1,019,150    $      --     $(1,139,961)    $ 553,157
                                         ============     ========    ==========    =========     ===========     =========

         The accompanying notes are an integral part of these statements

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

                                                                                               Inception
                                                                 Six Months Ended          (January 28, 2003)
                                                                      June 30,                     to
                                                            ----------------------------        June 30,
                                                                2010            2009              2010
                                                            ------------    ------------      ------------
Operating Activities
  Net loss                                                  $  (432,826)    $  (177,119)      $(1,139,961)
  Adjustments to reconcile Net loss to cash:
    Prepaid expenses-stock related                               50,000              --                --
    Stock issued for services                                   130,000         100,000           430,000
    Stock issued to acquire mineral property                         --              --           500,000
    Interest paid with stock on debt settlement                 182,500              --           182,500
  Changes in assets and liabilities
    Increase/(decrease) in accounts payable and accruals         11,500          13,984            42,722
    Increase/(decrease) in related party liabilities             21,482              --           127,841
                                                            -----------     -----------       -----------
Net cash provided by (used in) operating activities             (37,344)        (63,135)          143,102
                                                            -----------     -----------       -----------
Investment Activities
  Acquisition of mineral property                                    --              --        (1,000,000)
                                                            -----------     -----------       -----------
Cash provided by Investment Activities                               --              --        (1,000,000)
                                                            -----------     -----------       -----------
Financing Activities
  Proceeds from sale of common stock                                 --              --           173,950
  Subscriptions received                                             --          56,700           143,400
  Operational advances                                           31,440           6,100            54,390
  Notes payable                                                      --              --           237,500
  Contributed capital                                             8,960              --            13,268
                                                            -----------     -----------       -----------
Cash provided by financing activities                            40,400          62,800           622,508
                                                            -----------     -----------       -----------

Net Increase/(decrease) in cash                                   3,056            (335)            3,110

Cash and cash equivalents, beginning of period                       54             648                --
                                                            -----------     -----------       -----------

Cash and cash equivalents, end of period                    $     3,110     $       313       $     3,110
                                                            ===========     ===========       ===========

Supplemental disclosure cash flows for:
  Interest                                                  $        --     $        --       $        --
                                                            -----------     -----------       -----------
  Income taxes                                              $        --     $        --       $        --
                                                            -----------     -----------       -----------
Supplemental disclosure of non-cash financing:
  Stock issued for services                                 $   130,000     $   100,000       $   430,000
                                                            -----------     -----------       -----------
  Stock issued to settle debt                               $   250,000     $        --       $   432,500
                                                            -----------     -----------       -----------
  Stock issued to acquire mineral property                  $        --     $        --       $   500,000
                                                            -----------     -----------       -----------

         The accompanying notes are an integral part of these statements

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowancewhen, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Asset Retirement Obligation

The Company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At December 31, 2009, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the June 30, 2010 and December 31, 2009 financial statements.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the quarter ended June 30, 2010 and the year ended December 31, 2009 no impairment was recorded.

Recent Accounting Guidance Not Yet Adopted

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss of $1,139,961 during its exploration stage. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Managements' Plan

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

On December 30, 2008, the Company entered into a promissory note in the amount of $250,000 with a shareholder of the Company (See Note 6) who satisfied the Company's aggregate consideration of $250,000 that were due by December 31, 2008.

During the year ended December 31, 2008, the Company paid $12,500 to the holder of the Nyinahin Mining Concession which was credited toward the $250,000 obligation due on April 30, 2009.

Nyinahin Mining Concession-Cont.

On July 30, 2009, the Company entered into an agreement to settle the final payment balance of $237,500. The holder agreed to receive 20,000,000 restricted shares of common stock valued at $0.0125 per share or $250,000 in settlement and the previous $12,500 payment recorded as interest expense for late payment. The common stock was not issued in a timely fashion and subsequently the holder assigned the debt. The Company has settled with the assignees see the subsequent events note 8. (See subsequent note 8)

The vendor shall retain a 5% Net Smelter Return on the Property.

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

A summary of shares issued follows:

     * On January 31, 2003 the Company issued 500,000,000 common shares to the founders for $10,000 cash.
     * On September 22, 2003 the Company issued 6,975,000 common shares for $13,950 cash.
     * On October 10, 2008 the Company issued 6,000,000 common shares plus an equal number of two-year detachable warrants exercisable at $0.025 per share in a private placement for $150,000 or $0.025 per share.
     * On December 10, 2008 the Company issued 20,000,000 common shares valued at $0.025 per share or $500,000 as partial payment for the acquisition of the Nyinahin Mining Concession.
     * On March 23, 2009 the Company issued 5,000,000 common shares valued at $0.06 per share or $300,000 for one year consulting services and recorded as prepaid expense.
     * On June 3, 2010, the Company issued 20,000,000 common shares at to its officers for $18,000 of executive services. The fair value of the shares on the date of issuance was $130,000
     * On June 3, 2010 the Company issued 75,000,000 common shares valued $0.0035 per share or $262,500 in full settlement of a $250,000 note and $12,500 accumulated interest. The fair value of the shares issued on the date of each individual settlement was $432,500, resulting in the company allocating $250,000 to the note and $182,500 to interest expense.
     * On June 3, 2010 the Company issued 40,992,880 common shares at $0.0035 per share for the $143,400 prepaid subscriptions.

Subscriptions Payable

As of March 30, 2009 the Company had received the benefit of either cash or payment of outstanding liabilities with aggregate total of $143,400 from non-related individuals as prepaid subscriptions for common stock. On June 3, 2010 40,992,880 common shares were issued to satisfy the subscriptions.

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

During the period ended June 30, 2010, an officer paid expenses on behalf of the Company valued at $8,960 which was treated as contributed capital.

Outstanding Warrants

On October 20, 2008 the Company issued 6,000,000 two-year detachable warrants exercisable at $0.025 per share and considered the value of the warrants as a stock issue cost netted against paid in capital.

Information relating to warrant activity during the reporting period follows:

                                                                      Weighted
                                                                       Average
                                                    Number of         Exercise
                                                    Warrants           Price
                                                    --------           -----
Warrants Outstanding at December 31, 2009          6,000,000          $ 0.025
  Plus: Warrants Issued                                   --
  Less: Warrants Exercised                                --
  Less: Warrants Expired                                  --
                                                   ---------
Total Warrants outstanding at June 30, 2010        6,000,000
                                                   =========

On June 30, 2010 the Company had warrants outstanding for the purchase of an aggregate of 6,000,000 shares of its common stock, which are summarized in the table below:

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

NOTE 6.  RELATED PARTY TRANSACTIONS

Accruals - Related Party

Related Party transactions include accruals of unpaid management and director fees, rent for facility owned by a corporate officer, and interest accrued on the note held by a shareholder. Summary of balances follow:

        Related Party-Accruals                30-Jun-10         31-Dec-09
        ----------------------                ---------         ---------
        Management & Director Fees            $115,341          $ 73,859
        Interest                                    --            20,000
                                              --------          --------
        Total Related Party Accruals          $115,341          $ 93,859
                                              ========          ========

Operational Advances - Related Party

Operational advances are short term, unsecured, non-interest bearing operational advances made by various related parties to maintain day to day operations. Summary of balance follows:

                                              30-Jun-10         31-Dec-09
                                              ---------         ---------
        Operational Advances                  $ 54,390          $ 22,950

Notes Payable - Related Party

On December 30, 2008, the Company issued a promissory note to a shareholder in the amount of $250,000 at 8% per annum with principal and interest due and payable on December 31, 2009. Proceeds of the note were used to make payment of an aggregate of $250,000 toward the acquisition of the Nyinahin Mining Concession.

On August 3, 2009, the Company entered into a debt settlement agreement with the shareholder to issue 21,000,000 common shares in full settlement of the $250,000 note including accrued interest. On June 3, 2010 the Company issued 75,000,000 common shares valued $0.0035 per share or $262,500 in full settlement of a $250,000 note and $12,500 accumulated interest. The fair value of the shares issued on the date of each individual settlement was $432,500, resulting in the company allocating $250,000 to the note and $182,500 to interest expense.

NOTE 7.  NOTES PAYABLE

Notes Payable

On July 30, 2009, the Company entered into an agreement to settle the final payment balance of the Nyinahin Mining Concession agreement of $237,500. The holder agreed to receive 20,000,000 restricted shares of common stock valued at $0.0125 per share or $250,000 in settlement and the previous $12,500 payment recorded as interest expense for late payment.

Because the Company did not complete the settlement of the balance for the purchase the Nyinahin Mining Concession the holder of the balance assigned its interest to various third parties. (See subsequent note 8)

As summary of the outstanding notes payable as of June 30, 2010 follows:

                                              30-Jun-10         31-Dec-09
                                              ---------         ---------
        Notes Payable-Related Party           $     --          $250,000
        Notes Payable                          237,500           237,500
                                              --------          --------
        Total Notes Payable                   $237,500          $487,500
                                              ========          ========

NOTE 8.  SUBEQUENT EVENTS

On July 30 2010 the Company issued 25,000,000 common shares to its officers for $22,500 executive services. The fair value of the share on the date of issuance was $167,500.

On August 2, 2010 the Company issued 39,980,000 common shares at to settle debt of $67,980. The fair value of the shares on the date of issuance was $571, 850.

On August 4. 2010 the Company issued 14,700,000 common shares to settle debt of $24,990. The fair value of the shares on the date of issuance was $216,090.

On August 11, 2010 the Company issued 17,650,000 common shares to settle debt of $30,000. The fair value of the shares on the date of issuance was $259,450.

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

On August 19, 2010 the company issued 10,800,000 common shares for $18,361 executive services and 14,100,000 common shares $23,932 debt. The fair value of the shares on the date of issuance was $370,261.

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

On January 11, 2011, the Company issued 125,400,000 units in a private placement, raising gross proceeds of $313,500,000 at $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share

On January 11, 2011, the Company issued 89,659,960 units in consideration for debt outstanding and for compensation to directors and advisory board members at a deemed price of $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share. The total compensation was $84,250 and reimbursement for expenses (debt) was $46,211 for a total of $225,061.

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

DEVELOPMENTS DURING AND SUBSEQUENT TO THE SIX MONTHS ENDED JUNE 30, 2010

On July 30 2010 we issued 25,000,000 common shares to our officers for executive services of $22,500. The fair value of the share on the date of issuance was $167,500.

On August 2, 2010 we issued 39,980,000 common shares at to settle debt of $67,980. The fair value of the shares on the date of issuance was $571, 850.

On August 4. 2010 we issued 14,700,000 common shares to settle debt of $24,990. The fair value of the shares on the date of issuance was $216,090.

On August 11, 2010 we issued 17,650,000 common shares to settle debt of $30,000. The fair value of the shares on the date of issuance was $259,450.

Because we did not complete the settlement of the $237,500 balance for the purchase the Nyinahin Mining Concession the holder of the balance assigned its interest to various third parties. On August 15, 2010 weissued 150,000,000 common shares in settlement of the $237,500 balance plus $17,500 accumulated interest with the assignees. The fair value of the shares issued on the date of each individual settlement was $724,000.

On August 17, 2010 we executed a 10:1 forward stock split increasing our authorized common stock from 375,000,000 to 3,750,000,000 shares which increase its issued and outstanding share balance from 94,619,788 to 946,197,880 common shares.

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

In consideration for the purchase of the membership interests, we agreed to pay $18,000 cash and issue 100,000,000 units at a deemed price of $0.0025 to Allied Mining. Each unit consists of one share of restricted stock, one 12 month share purchase warrant exercisable at $0.0025 per share and one 12 month share purchase warrant exercisable at $0.005 per share.

On January 11, 2011, we issued 125,400,000 units in a private placement, raising gross proceeds of $313,500,000 at $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share

On January 11, 2011, we issued 89,659,960 units in consideration for debt outstanding and for compensation to directors and advisory board members at a deemed price of $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share. The total compensation was $84,250 and reimbursement for expenses (debt) was $46,211 for a total of $225,061.

On January 11, 2011, we authorized the issue of 10,000,000 common shares (2,500,000 to each of four new board members) with a market value of $70,000. The shares were issued during February 2011.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" beginning on page 25 of this quarterly report.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009, AND INCEPTION (JANUARY 28, 2003) TO JUNE 30, 2010

                                                                                                Inception
                                                                                            (January 28, 2003)
                                    Three Months Ended               Six Months Ended               to
                                         June 30,                        June 30,                June 30,
                                  2010            2009            2010             2009            2010
                               -----------     -----------     -----------      -----------     -----------
Revenue                        $       Nil     $       Nil     $       Nil      $       Nil     $       Nil
Operating Expenses             $   172,293     $   103,667     $   257,826      $   167,119     $   936,883
Net loss                       $  (342,293)    $  (108,667)    $  (432,826)     $  (177,119)    $(1,139,961)

EXPENSES

Our operating expenses for the three months ended June 30, 2010 and June 30, 2009, and for the period from Inception (January 28, 2003) and June 30, 2010 are outlined in the table below:

                                                                                                Inception
                                                                                            (January 28, 2003)
                                    Three Months Ended               Six Months Ended               to
                                         June 30,                        June 30,                June 30,
                                  2010            2009            2010             2009            2010
                               -----------     -----------     -----------      -----------     -----------
General and Administrative     $  3,500        $    3,276      $    8,404       $     4,418     $    61,899
General and Administrative -
 related party                 $ 14,793        $       --      $   20,922       $        --     $    20,922
Management Salary              $143,500        $   13,500      $  161,500       $    27,000     $   314,500
Rent - Related Party           $     --        $    2,380      $       --       $     3,880     $    37,500
Accounting and Audit Fees      $     --        $    4,947      $       --       $    17,172     $    97,131
Legal Fees                     $     --        $    3,631      $       --       $    13,716     $    52,876
Consulting Fees                $     --        $   75,000      $   50,000       $   100,000     $   296,435
Exploration Costs              $ 10,500        $      933      $   17,000       $       933     $    55,620

Operating expenses for the three months ended June 30, 2010, increased by approximately 66% as compared to the same period in 2009. Operating expenses for the six months ended June 30, 2010, increased by approximately 54% as compared to the same period in 2009. The increase is primarily as a result of an increase of management fees.

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

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                 At                     At
                                              June 30,             December 31,          Increase/
                                                2010                   2009             (Decrease)
                                            -----------            -----------          -----------
Current Assets                              $     3,110            $    50,054          $    46,944
Current Liabilities                         $   449,953            $   635,531          $  (185,578)
Working Capital (deficit)                   $  (446,843)           $  (585,477)         $  (138,634)

CASH FLOWS

                                                                                         Inception
                                             Six Months             Six Months      (January 28, 2003)
                                               Ended                  Ended                 to
                                              June 30,               June 30,             June 30,
                                                2010                   2009                 2010
                                            -----------            -----------          -----------
Net Cash (Used) by Operating Activities     $   (37,344)          $   (63,135)          $   143,102
Net Cash (Used) by Investing Activities     $        --           $        --           $(1,000,000)
Net Cash Provided by Financing Activities   $    40,400           $    62,800           $   622,508
INCREASE (DECREASE) IN CASH DURING THE
 PERIOD                                     $     3,056           $      (335)          $     3,110

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

ASSET RETIREMENT OBLIGATION

The Company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At December 31, 2009, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the June 30, 2010 and December 31, 2009 financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the quarter ended June 30, 2010 and the year ended December 31, 2009 no impairment was recorded.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of June 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance's with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on either of our mineral properties and build and operate a mine. We had cash in the amount of $3,110 as of June 30, 2010. At June 30, 2010, we had a working capital deficit of $446,843. We incurred a Net loss of $432,826 for the six months ended June 30, 2010 and $1,139,961 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2010 we issued 20,000,000 common shares to our officers for executive services. These shares were issued pursuant to an exemption from registration relying on Section 4(2) or Regulation S of the Securities Act of 1933.

On June 3, 2010 we issued 75,000,000 common shares valued $0.0035 per share or $262,500 in full settlement of a $250,000 note and $12,500 accumulated interest. These shares were issued pursuant to an exemption from registration relying on
Section 4(2) or Regulation S of the Securities Act of 1933.

On June 3, 2010 we issued 40,992,880 common shares at $0.0035 per share for the $143,400 prepaid subscriptions. These shares were issued pursuant to an exemption from registration relying on Section 4(2) or Regulation S of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On July 30, 2009, we entered into an agreement to settle the final payment balance of $237,500 payable in respect of our acquisition of the Nyinahin Mining Concession. The vendor of the property agreed to receive 20,000,000 restricted shares of common stock valued at $0.0125 per share or $250,000 in settlement and the previous $12,500 payment recorded as interest expense for late payment. The common stock was not issued in a timely fashion and subsequently the vendor assigned the debt to a third party. On August 15, 2010 we issued 150,000,000 common shares in settlement of the $237,500 balance plus $17,500 accumulated interest with the assignees. The fair value of the shares issued on the date of each individual settlement was $724,000.

ITEM 4. [REMOVED AND RESERVED]

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