Form 10-Q
period 2010-09-30
SUNERGY INC
filed 2011-07-19
CIK 1261487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ___________.

                        Commission File Number 000-52767


                                  SUNERGY, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                              26-4828510
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ      85260
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,272,257,840 common shares issued and outstanding as June 4, 2011

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                                 Balance Sheets

                                                                    September 30,          December 31,
                                                                        2010                   2009
                                                                    ------------           ------------
                                                                    (unaudited)              (audited)
                                     ASSETS

Current assets
  Cash and cash equivalents                                         $         32           $         54
  Prepaid expense-stock related                                               --                 50,000
                                                                    ------------           ------------
      Total current assets                                                    32                 50,054

Long term assets
  Mineral properties                                                   1,000,000              1,000,000
                                                                    ------------           ------------

      Total assets                                                  $  1,000,032           $  1,050,054
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                          $     29,625           $     31,222
  Accruals - Related party                                                24,361                 93,859
  Operational advances - Related party                                    62,529                 22,950
  Notes payable                                                               --                237,500
  Notes payable - Related party                                               --                250,000
                                                                    ------------           ------------
      Total current liabilities                                          116,515                635,531
                                                                    ------------           ------------
      Total liabilities                                                  116,515                635,531

Stockholders' equity
  Common stock, authorized
   3,750,000,000 shares, par value $0.001,
   issued and outstanding on September 30, 2010
   and December 31, 2009 is 946,197,880
   and 537,975,000, respectively                                         946,198                537,975
  Additional paid in capital                                           3,056,071                440,283
  Subscriptions payable (Note 5)                                              --                143,400
  Accumulated deficit during exploration stage                        (3,118,752)              (707,135)
                                                                    ------------           ------------
      Total stockholders' equity                                         883,517                414,523
                                                                    ------------           ------------

      Total liabilities and stockholders' equity                    $  1,000,032           $  1,050,054
                                                                    ============           ============


   The accompanying notes are an integral part of these financial statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                             From Inception
                                                                                                           (January 28, 2003)
                                                Three Months Ended               Nine Months Ended                 to
                                                   September 30,                    September 30,             September 30,
                                               2010             2009            2010             2009             2010
                                           -------------    -------------   -------------    -------------    -------------
Revenue                                    $          --    $          --   $          --    $          --    $          --
                                           -------------    -------------   -------------    -------------    -------------

Operating expenses
  General and administrative                       8,428            8,156          16,831           12,574           70,327
  General and administrative-related party        27,364               --          48,287               --           48,286
  Management salary                              186,000           12,000         347,500           39,000          500,500
  Rent-related party                                  --            2,205              --            6,085           37,500
  Accounting and audit fees                           --            8,266              --           25,438           97,131
  Legal fees                                          --            2,980              --           16,696           52,876
  Consulting fees                                 23,750           94,000          73,750          194,000          320,185
  Exploration costs                                6,861               --          23,861              933           62,481
                                           -------------    -------------   -------------    -------------    -------------
Total expenses                                   252,403          127,607         510,229          294,726        1,189,286
                                           -------------    -------------   -------------    -------------    -------------
Net loss from operations                        (252,403)        (127,607)       (510,229)        (294,726)      (1,189,286)

Other expenses
  Interest expense-Related party              (1,252,388)          (5,000)     (1,901,388)         (15,000)      (1,929,466)
                                           -------------    -------------   -------------    -------------    -------------
Total expenses                                (1,252,388)          (5,000)     (1,901,388)         (15,000)      (1,929,466)
                                           -------------    -------------   -------------    -------------    -------------

Net loss                                   $  (1,504,791)   $    (132,607)  $  (2,411,617)   $    (309,726)   $  (3,118,752)
                                           =============    =============   =============    =============    =============

Basic loss per share                       $       (0.00)   $       (0.00)  $       (0.00)   $       (0.00)
                                           -------------    -------------   -------------    -------------
Basic weighted average number of shares      826,440,627      537,975,000     648,078,197      536,483,000
                                           -------------    -------------   -------------    -------------


   The accompanying notes are an integral part of these financial statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                        Statement of Stockholders' Equity
                   From Inception (28-Jan-2003) to 30-Sep-2010

                                                                                                   Deficit
                                                                                                 Accumulated
                                                 Common Stock                                    During the
                                             --------------------      Paid in   Subscriptions   Exploration       Total
                                             Shares        Amount      Capital     Receivable       Stage          Equity
                                             ------        ------      -------     ----------       -----          ------
BALANCE AT INCEPTION, JANUARY 28, 2003             --     $     --    $       --    $      --     $        --     $      --
Common shares issued for cash             500,000,000      500,000      (490,000)          --              --         10,000
Common shares issued for cash               6,975,000        6,975         6,975           --              --         13,950
Net loss                                                                                              (30,313)       (30,313)
                                         ------------     --------    ----------    ---------     -----------     ----------
BALANCE, DECEMBER 31, 2003                506,975,000      506,975      (483,025)          --         (30,313)        (6,363)
Contributed capital                                --           --           401           --               --           401
Net loss                                                                                              (41,362)       (41,362)
                                         ------------     --------    ----------    ---------     -----------     ----------
BALANCE, DECEMBER 31, 2004                506,975,000      506,975      (482,624)          --         (71,675)       (47,324)
Contributed capital                                --           --           938           --              --            938
Net loss                                                                                              (26,093)       (26,093)
                                         ------------     --------    ----------    ---------     -----------     ----------
BALANCE, DECEMBER 31, 2005                506,975,000      506,975      (481,686)          --         (97,768)       (72,479)
Contributed capital                                --           --         1,959           --              --          1,959
Net loss                                                                                              (39,746)       (39,746)
                                         ------------     --------    ----------    ---------     -----------     ----------
BALANCE, DECEMBER 31, 2006                506,975,000      506,975      (479,727)          --        (137,514)      (110,266)
Net loss                                                                                              (55,103)       (55,103)
                                         ------------     --------    ----------    ---------     -----------     ----------
BALANCE, DECEMBER 31, 2007                506,975,000      506,975      (479,727)          --        (192,617)      (165,369)
Common shares issued for cash               6,000,000        6,000       144,000           --              --        150,000
Common shares issued to acquire
 mineral property                          20,000,000       20,000       480,000           --              --        500,000
Common shares subscribed                           --           --            --        5,000              --          5,000
Net loss                                                                                              (98,445)       (98,445)
                                         ------------     --------    ----------    ---------     -----------     ----------
BALANCE, DECEMBER 31, 2008                532,975,000      532,975       144,273        5,000        (291,062)       391,186


   The accompanying notes are an integral part of these financial statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                  Statement of Stockholders' Equity (Continued)
                   From Inception (28-Jan-2003) to 30-Sep-2010

                                                                                                   Deficit
                                                                                                 Accumulated
                                                 Common Stock                                    During the
                                             --------------------      Paid in   Subscriptions   Exploration       Total
                                             Shares        Amount      Capital     Receivable       Stage          Equity
                                             ------        ------      -------     ----------       -----          ------
Common shares subscribed                           --           --            --      138,400              --        138,400
Common shares issued for services           5,000,000        5,000       295,000           --              --        300,000
Contributed capital                                --           --         1,010           --              --          1,010
Net loss                                                                                             (416,073)      (416,073)
                                         ------------     --------    ----------    ---------     -----------     ----------
BALANCE, DECEMBER 31, 2009                537,975,000      537,975       440,283      143,400        (707,135)       414,523
Contributed capital                                --           --         8,960           --              --          8,960
Common shares issued for services          20,000,000       20,000       110,000           --              --        130,000
Common shares issued to settle debt        75,000,000       75,000       357,500           --              --        432,500
Common shares issued to settle debt       150,000,000      150,000       574,000           --              --        724,000
Common shares issued for subscriptions     40,992,880       40,993       102,407     (143,400)             --             --
Common shares issued for services          25,000,000       25,000       142,500           --              --        167,500
Common shares issued to settle debt        39,980,000       39,980       531,870           --              --        571,850
Common shares issued to settle debt        14,700,000       14,700       201,390           --              --        216,090
Common shares issued to settle debt        17,650,000       17,650       241,800           --              --        259,450
Common shares issued for services          10,800,000       10,800       147,961           --              --        158,761
Common shares issued to settle debt        14,100,000       14,100       197,400           --              --        211,500
Net loss                                                                                           (2,411,617)    (2,411,617)
                                         ------------     --------    ----------    ---------     -----------     ----------
BALANCE, SEPTEMBER 30,
 2010 (UNAUDITED)                         946,197,880     $946,198    $3,056,071    $      --     $(3,118,752)    $  883,517
                                         ============     ========    ==========    =========     ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                       From Inception
                                                                          Nine Months Ended         January 28, 2003 to
                                                                            September 30,               September 30,
                                                                      2010               2009               2010
                                                                  ------------       ------------       ------------
Operating Activities
  Net loss                                                        $ (2,411,617)      $   (309,726)      $ (3,118,752)
  Adjustments to reconcile net loss to cash:
    Prepaid expenses-stock related                                      50,000            175,000                 --
    Stock issued for services                                          456,261                 --            756,261
    Stock issued to acquire mineral property                                --                 --            500,000
    Interest paid with stock on debt settlement                      1,760,988                 --          1,760,988
  Changes in assets and liabilities
    Increase/(decrease) in accounts payable and accruals                22,335             47,679             53,557
    Increase/(decrease) in related party liabilities                    48,482                 --            142,341
                                                                  ------------       ------------       ------------
           Net cash provided by (used in) operating activities         (73,551)           (87,047)            94,395
                                                                  ------------       ------------       ------------
Investment Activities
  Acquisition of mineral property                                           --                 --         (1,000,000)
                                                                  ------------       ------------       ------------
           Cash used by investment activities                               --                 --         (1,000,000)
                                                                  ------------       ------------       ------------
Financing Activities
  Proceeds from sale of common stock                                        --                 --            317,350
  Subscriptions received                                                    --             56,700                 --
  Operational advances                                                  64,569             30,219             87,519
  Note payable                                                              --                 --            237,500
  Note payable-Related party                                                --                 --            250,000
  Contributed capital                                                    8,960                 --             13,268
                                                                  ------------       ------------       ------------
           Cash provided by financing activities                        73,529             86,919            905,637
                                                                  ------------       ------------       ------------
Net increase/(decrease) in cash                                            (22)              (128)                32
Cash and cash equivalents, beginning of period                              54                648                 --
                                                                  ------------       ------------       ------------

Cash and cash equivalents, end of period                          $         32       $        520       $         32
                                                                  ============       ============       ============
Supplemental disclosure cash flows for:
  Interest                                                        $         --       $         --       $         --
                                                                  ------------       ------------       ------------
  Income taxes                                                    $         --       $         --       $         --
                                                                  ------------       ------------       ------------
Supplemental disclosure of non-cash financing:
  Stock issued for services                                       $    456,261       $         --       $    756,261
                                                                  ------------       ------------       ------------
  Stock issued to settle debt                                     $    654,402       $         --       $    654,402
                                                                  ------------       ------------       ------------
  Stock issued to acquire mineral property                        $         --       $         --       $    500,000
                                                                  ------------       ------------       ------------


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

INCOME TAXES

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

ASSET RETIREMENT OBLIGATION

The Company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. As of September 30, 2010, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the financial statements for the nine months ended September 30, 2010 and the year ended December 31, 2009.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows

IMPAIRMENT OF LONG-LIVED ASSETS-CONT.

(excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the quarter ended September 30, 2010 and the year ended December 31, 2009 no impairment was recorded.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss of $3,118,752 during its exploration stage. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

     *    $12,500 by November 5, 2008; (paid by issuance of a promissory note)

     *    $37,500 by December 31, 2008; (paid by issuance of a promissory note)

     *    $200,000 by December 31, 2008; (paid by issuance of a promissory note)

     *    $250,000 by April 30, 2009; (paid $12,500)

2. 20,000,000 restricted shares of common stock of the Company valued at $0.025 per share (based upon the price per share received on a private placement around the time of this agreement) for a total of $500,000.

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

On July 30, 2009, the Company entered into an agreement to settle the final payment balance of $237,500. The holder agreed to receive 20,000,000 restricted shares of common stock valued at $0.0125 per share or $250,000 in settlement and the previous $12,500 payment recorded as interest expense for late payment. The common stock was not issued in a timely fashion and subsequently the holder assigned the debt. The Company has settled with the assignees.

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

COMMON STOCK-CONT.

A summary of shares issued follows:

     * On January 31, 2003, the Company issued 500,000,000 common shares to the founders for $10,000 cash.

     * On September 22, 2003, the Company issued 6,975,000 common shares for $13,950 cash.

     * On October 10, 2008, the Company issued 6,000,000 common shares plus an equal number of two-year detachable warrants exercisable at $0.025 per share in a private placement for $150,000 or $0.025 per share.

     * On December 10, 2008, the Company issued 20,000,000 common shares valued at $0.025 per share or $500,000 as partial payment for the acquisition of the Nyinahin Mining Concession.

     * On March 23, 2009, the Company issued 5,000,000 common shares valued at $0.06 per share or $300,000 for one year consulting services and recorded as prepaid expense.

     * On June 3, 2010, the Company issued 20,000,000 common shares to its officers for $18,000 of executive services. The fair value of the shares on the date of issuance was $130,000

     * On June 3, 2010, the Company issued 75,000,000 common shares valued $0.0035 per share or $262,500 in full settlement of a $250,000 note and $12,500 accumulated interest. The fair value of the shares issued on the date of each individual settlement was $432,500, resulting in the company allocating $250,000 to the note, $12,500 to accrued interest and $170,000 to interest expense.

     * On June 3, 2010, the Company issued 40,992,880 common shares at $0.0035 per share for the $143,400 prepaid subscriptions.

     * On July 30 2010, the Company issued 25,000,000 common shares at $0.009 per share to its officers for executive services. The fair value of the shares on the date of issuance was $167,500

     * On August 2, 2010, the Company issued 39,980,000 common shares at $0.017 per share to settle $67,980 worth of debt. The fair value of the shares on the date of issuance was $571,850 which was allocated as $67,980 to the debt and $503,870 to interest expense.

     * On August 4, 2010, the Company issued 14,700,000 common shares at $0.017 per share to settle $24,990 in debt. The fair value of the shares on the date of issuance was $216,090 which was allocated as $24,990 to the debt and $191,100 to interest expense.

     * On August 11, 2010, the Company issued 17,650,000 common shares at $0.017 per share to settle $30,000 in debt. The fair value of the shares on the date of issuance was $259,450 which was allocated as $30,000 to the debt and $229,450 to interest expense.

     * On August 13, 2010, the Company issued 150,000,000 common shares at $0.0017 per share to settle $255,000 in debt. The fair value of the shares issued on the date of each individual settlement was $724,000 resulting in the company allocating $237,500 to the note, $7,500 to accrued interest and $479,000 to interest expense.

     * On August 19, 2010, the Company issued 10,800,000 common shares at $0.017 per share for $18,361 executive services with a fair value of $158,761. Also the Company issued 14,100,000 common shares at $0.017 per share to settle $23,932 in debt. The fair value of the shares on the dates of issuance was $211,500 which was allocated as $23,932 to the debt and $187,568 to interest expense.

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

During the quarter ended March 31, 2010, an officer paid expenses on behalf of the Company valued at $4,000 which was treated as contributed capital.

During the quarter ended June 30, 2010, an officer paid expenses on behalf of the Company valued at $4,960 which was treated as contributed capital.

OUTSTANDING WARRANTS

On October 20, 2008 the Company issued 6,000,000 two-year detachable warrants exercisable at $0.025 per share and considered the value of the warrants as a stock issue cost netted against paid in capital.

Information relating to warrant activity during the reporting period follows:

                                                                 Weighted
                                                                 Average
                                                    Number of    Exercise
                                                     Warrants      Price
                                                     --------      -----

Warrants Outstanding at December 31, 2009            6,000,000    $ 0.025
  Plus:  Warrants Issued                                    --
  Less:  Warrants Exercised                                 --
  Less: Warrants Expired                                    --
                                                     ---------

Total Warrants outstanding at September 30, 2010     6,000,000
                                                     =========

On September 30, 2010 the Company had warrants outstanding for the purchase of an aggregate of 6,000,000 shares of its common stock, which are summarized in the table below:

           Warrants             Exercise           Expiration
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

NOTE 6. RELATED PARTY TRANSACTIONS

ACCRUALS - RELATED PARTY

Related Party transactions include accruals of unpaid management and director fees, rent for facility owned by a corporate officer, and interest accrued on the note held by a shareholder. Summary of balances follow:

         Related Party-Accruals               30-Sep-10        31-Dec-09
         ----------------------               ---------        ---------
         Management & Director Fees            $24,361          $73,859
         Interest                                   --           20,000
                                               -------          -------

         Total Related Party Accruals          $24,361          $93,859
                                               =======          =======

OPERATIONAL ADVANCES - RELATED PARTY

Operational advances are short term, unsecured, non-interest bearing operational advances made by various related parties to maintain day to day operations. Summary of balance follows:

                                              30-Sep-10        31-Dec-09
                                              ---------        ---------
          Operational Advances                $  62,529        $  22,950

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

On August 15, 2010 the Company issued 150,000,000 common shares at $0.0017 per share or $255,000 total in settlement with the assignees of the outstanding principal balance including accumulated interest. The fair value of the shares issued on the date of each individual settlement was $724,000 resulting in the company allocating $237,500 to the note and $486,500 to interest expense.

NOTE 8. SUBEQUENT EVENTS

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

On January 11, 2011, the Company issued 125,400,000 units in a private placement, raising gross proceeds of $313,500 at $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share

On January 11, 2011, the Company issued 89,659,960 units in consideration for debt outstanding and for compensation to directors and advisory board members at a deemed price of $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share. The total compensation was $179,300 and reimbursement for expenses (debt) was $44,850 for a total of $224,150. The fair value of this transaction will be determined at a later date.

On January 11, 2011, the Company authorized the issueance of 10,000,000 common shares (2,500,000 to each of four new board members) with a market value of $70,000. The shares were issued during February 2011.

On May 3, 2011, the Company issued 1,000,000 common shares as part of the exercise of 1,000,000 warrants at $0.005 per share, for total cash consideration of $5,000.

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

HISTORICAL OVERVIEW

We were incorporated in the State of Nevada, USA, on January 28, 2003. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

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

     * On July 30, 2009, we entered into a settlement agreement with General Metals Corporation in respect of the final balance of $237,500 payable for our acquisition of the Nyinahin Mining Concession. Pursuant to the settlement agreement, General Metals agreed to receive 20,000,000 restricted shares of our common stock valued at $0.0125 per share or

          $250,000 in the aggregate as full and final consideration for our acquisition of the Nyinahin Mining Concession. However, we did not issue the 20,000,000 shares in a timely manner and subsequently, on June 3, 2010, we issued 75,000,000 common shares to General Metals Corporation valued $0.0035 per share ($262,500 in the aggregate) in full settlement of the acquisition of the Nyinahin Mining Concession. The fair value of the shares issued on the date of each individual settlement was $432,500, resulting in the Company allocating $250,000 to the note and $182,500 to interest expense.

General Metals Corporation retains a 5% net smelter return on the property.

On August 15, 2010 we issued 150,000,000 common shares at $0.0017 per share or $255,000 total in settlement with the assignees of the outstanding principal balance including accumulated interest the fair value of the shares was calculated as $724,000.

DEVELOPMENTS DURING AND SUBSEQUENT TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

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

On January 11, 2011, we issued 125,400,000 units in a private placement, raising gross proceeds of $313,500 at $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share

On January 11, 2011, we issued 89,659,960 units in consideration for debt outstanding and for compensation to directors and advisory board members at a deemed price of $0.0025 per unit. Each unit consists of one share of common stock and one 12 month share purchase warrant exercisable at $0.005 per share. The total compensation was $179,300 and reimbursement for expenses (debt) was $44,850 for a total of $224,150. The fair value of this transaction will be determined at a later date.

On January 11, 2011, we authorized the issuance of 10,000,000 common shares (2,500,000 to each of four new board members) with a market value of $70,000. The shares were issued during February 2011.

On May 3, 2011, we issued 1,000,000 common shares for the exercise of 1,000,000 warrants at $0.005 per share for total cash consideration of $5,000.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Ghana and Sierra Leone, West Africa.

NYINAHIN MINING CONCESSION - GHANA

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

PHASES I AND II (DURATION 12 MONTHS - END OF FIRST YEAR)

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

PAMPANA RIVER MINING CONCESSION - SIERRA LEONE

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

RESULTS OF OPERATIONS

                                                                                            Inception
                                Three Months Ended              Nine Months Ended      (January 28, 2003) to
                                   September 30,                   September 30,            September 30,
                               2010            2009            2010            2009            2010
                            -----------     -----------     -----------     -----------     -----------
Revenue                     $       Nil     $       Nil     $       Nil     $       Nil     $       Nil
Operating Expenses          $   252,403     $   127,607     $   510,229     $   294,726     $ 1,189,286
Net loss                    $(1,504,791)    $  (132,607)    $(2,411,617)    $  (309,726)    $(3,118,752)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009, FROM INCEPTION (JANUARY 28, 2003) TO SEPTEMBER 30, 2010

EXPENSES

Our operating expenses for the three and nine months ended September 30, 2010 and September 30, 2009, and for the period from Inception ( January 28, 2003 ) and September 30, 2010 are outlined in the table below:

                                                                                       January 28, 2003
                                Three Months Ended              Nine Months Ended          (Inception)
                                   September 30,                   September 30,           September 30,
                               2010            2009            2010            2009            2010
                            -----------     -----------     -----------     -----------     -----------
General and Administrative  $     8,428     $     8,156     $    16,831     $    12,574     $    70,327
General and Administrative
 - related party            $    27,364     $        --     $    48,287     $        --     $    48,286
Management Salary           $   186,000     $    12,000     $   347,500     $    39,000     $   500,500
Rent - Related Party        $        --     $     2,205     $        --     $     6,085     $    37,500
Accounting and Audit Fees   $        --     $     8,266     $        --     $    25,438     $    97,131
Legal Fees                  $        --     $     2,980     $        --     $    16,696     $    52,876
Consulting Fees             $    23,750     $    94,000     $    73,750     $   194,000     $   320,185
Exploration Costs           $     6,861     $        --     $    23,861     $       933     $    62,481

Operating expenses for the three months ended September 30, 2010, increase by approximately 97% as compared to the same period in 2009. Operating expenses for the nine months ended September 30, 2010, increased by approximately 73% as compared to the same period in 2009. The increase is primarily as a result of an increase of management fees.

REVENUE

We have not earned any revenues since our inception on January 28, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin property. We have not commenced the development stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION


WORKING CAPITAL
                                       At                   At
                                  September 30,         December 31,          Increase/
                                      2010                 2009               (Decrease)
                                   ----------           ----------            ---------
Current Assets                     $       32           $   50,054              (50,022)
Current Liabilities                $  116,515           $  635,531             (519,016)
Working Capital (deficit)          $ (116,483)          $ (585,477)            (468,994)

CASH FLOWS
                                   Nine Months          Nine Months          January 28, 2003
                                     Ended                 Ended              (Inception) to
                                  September 30,         September 30,          September 30,
                                      2010                  2009                   2010
                                   ----------           ------------            -----------
Net Cash (Used) by Operating       $  (73,551)          $    (87,047)           $    94,395
 Activities
Net Cash (Used) by Investing
 Activities                        $       --           $         --            $(1,000,000)
Net Cash Provided by Financing
 Activities                        $   73,529           $     86,919            $   905,637
INCREASE (DECREASE) IN CASH
 DURING THE PERIOD                 $       (22)         $       (128)           $        32

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

ASSET RETIREMENT OBLIGATION

Our company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At September 30, 2010, our company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the financial statements for the nine months ended September 30, 2010 and the year ended December 31, 2009.

IMPAIRMENT OF LONG-LIVED ASSETS

Our company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the nine months ended September 30, 2010 and the year ended December 31, 2009 no impairment was recorded.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of September 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance's with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on either of our mineral properties and build and operate a mine. We had cash in the amount of $32 as of September 30, 2010. At September 30, 2010, we had a working capital deficit of $116,483. We incurred a net loss of $2,411,617 for the nine months ended September 30, 2010 and $3,118,752 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Our common stock is quoted on the OTCQB. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30 2010, we issued 25,000,000 common shares at $0.009 per share to our officers for executive services. The fair value of the shares on the date of issuance was $167,500

On August 2, 2010, we issued 39,980,000 common shares at $0.017 per share to settle $67,980 worth of debt. The fair value of the shares on the date of issuance was $571,850 which was allocated as $67,980 to the debt and $503,870 to interest expense

On August 4, 2010, we issued 14,700,000 common shares at $0.017 per share to settle $24,990 of debt. The fair value of the shares on the date of issuance was $216,090 which was allocated as $24,990 to the debt and $191,100 to interest expense.

On August 11, 2010, we issued 17,650,000 common shares at $0.017 per share to settle $30,000 of debt. The fair value of the shares on the date of issuance was $259,450 which was allocated as $30,000 to the debt and $229,450 to interest expense.

On August 13, 2010, we issued 150,000,000 common shares at $0.0017 per share to settle $255,000 of debt. The fair value of the shares issued on the date of each individual settlement was $724,000 which was allocated as $237,500 to the note, $7,500 to accrued interest and $479,000 to interest expense.

On August 19, 2010, we issued 10,800,000 common shares at $0.017 per share for $18,361 in executive services with a fair value of $158,761. We also issued 14,100,000 common shares at $0.017 per share to settle $23,932 of debt. The fair value of the shares on the dates of issuance was $211,500 which was allocated as $23,932 to the debt and $187,568 to interest expense.

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

(32)          SECTION 1350 CERTIFICATIONS

32.1*         Certification of the Principal Executive Officer filed pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUNERGY, INC.
                                        (Registrant)


Dated: July 18, 2011                    /s/ Bryan Miller
                                        ----------------------------------------
                                        BRYAN MILLER
                                        President and Director
                                        (Principal Executive Officer)


Dated: July 18, 2011                    /s/ Mark Shelley
                                        ----------------------------------------
                                        MARK SHELLEY
                                        Secretary, Treasurer and Director
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)