Form 10-K
period 2010-12-31
SUNERGY INC
filed 2011-12-29
CIK 1261487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from [ ] to [ ]

                        Commission file number 000-52767

                                  SUNERGY, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                 26-4828510
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ       85260
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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2011 was 9,770,058 based on a $0.008 closing price for the Common Stock on November 25, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 1,493,586,405 as of November 30, 2011

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                EXPLANATORY NOTE

This annual report on Form 10-K is for the period ended December 31, 2010. Except where expressly described, the information in this report reflects the affairs of the Sunergy, Inc. as at December 31, 2010, and does not provide up to date information regarding the business or operations of Sunergy, Inc. subsequent to December 31, 2010.

                                TABLE OF CONTENTS

PART I

   Item 1.     Business.....................................................   4

   Item 1A.    Risk Factors.................................................   6

   Item 1B.    Unresolved Staff Comments....................................  20

   Item 2.     Properties...................................................  20

   Item 3.     Legal Proceedings............................................  20

   Item 4.     (Removed and Reserved).......................................  20

PART II

   Item 5.     Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities............  20

   Item 6.     Selected Financial Data......................................  22

   Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  22

   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...  26

   Item 8.     Financial Statements and Supplementary Data..................  27

   Item 9.     Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure.....................................  51

   Item 9A(T). Controls and Procedures......................................  51

   Item 9B.    Other Information............................................  53

PART III

   Item 10.    Directors, Executive Officers and Corporate Governance.......  54

   Item 11.    Executive Compensation.......................................  58

   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters...................  59

   Item 13.    Certain Relationships and Related Transactions, and Director
               Independence.................................................  61

   Item 14.    Principal Accounting Fees and Services.......................  62

PART IV

   Item 15.    Exhibits, Financial Statement Schedules......................  63

SIGNATURES..................................................................  64

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

On April 10, 2003, we acquired the Hummingbird Property located in British Columbia, Canada, from Ashworth Explorations Ltd. The property consists of three mineral claims located in British Columbia's Vancouver Mining Division that have the potential to contain copper, silver and gold mineralization or deposits. In order to acquire a 100% interest in these claims, we paid $3,450 to Ashworth Explorations Ltd. In 2005, 2006, 2007 and 2008 we retained an agent, David Heyman of Vancouver, British Columbia, to re-stake the Hummingbird property and to hold it in trust for us. In 2006, we reduced the size of the property so that it only covers areas upon which we have discovered mineralization in our initial exploration program. As of June 30, 2009, we had abandoned the Hummingbird Property.

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

On September 16, 2008, our board of directors approved a 1for 5 forward stock split of our authorized and issued and outstanding shares of common stock. The certificate of change was filed with the Nevada Secretary of State on September 23, 2008, effective October 7, 2008. Following the stock split our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 375,000,000 shares of common stock with a par value of $0.001. We issued five (5) shares of common stock in exchange for every one 1 share of common stock issued and outstanding.

The company made a purchase of a Ghana, West Africa concession from General Metals for an original contract price of $1,000,000. The payment was to be made with $500,000 in cash and $500,000 in company stock. The $500,000 cash payable to General Metals was made as follows; the company paid $12,500 on October 31, 2008. On December 30, 2008, a third party paid $250,000 to General Metals on behalf of Sunergy and assumed a $250,000 note payable. General Metals subsequently sold the remaining debt of $237,500 to various third party investors. As of August 13, 2010, the company completely paid off the Ghana, West Africia concession to all parties. The details of these transactions are listed below:

On October 31, 2008, we entered into an agreement with General Metals Corporation for the acquisition of its 100% owned Nyinahin Mining Concession located in Ghana, West Africa. The consideration for the acquisition was to consist of $500,000 in cash, which was payable as follows: (i) $50,000 within 5 days of the effective date of the agreement with General Metals, (ii) $200,000 by December 31, 2008, and (iii) the balance of $250,000 by April 30, 2009, in addition to 2,000,000 restricted presplit shares (20,000,000 post split shares) of common stock of our company, issued at a fair value of $0.25 per share or $500,000.

On October 31, 2008, we provided a partial payment of $12,500 due on the principal payment as noted under the agreement for the acquisition of the Nyinahin Mining. This $12,500 payment was credited towards the payment due to General Metals Corporation on April 30, 2009.

On December 5, 2008, we amended the agreement with General Metals Corporation to allow for the initial $250,000 payment to be made on or before December 31, 2008 with the remaining $237,500 payment to be payable on or before April 30, 2009.

As of December 30, 2008, we issued 2,000,000 restricted presplit shares (20,000,000 post split shares) of our common stock to General Metals Corporation at a fair market value of $0.25 per share or $500,000. A shareholder of our company, Global Capital Partners LLC, agreed to settle the initial payment of $250,000 to General Metals Corporation.

On December 30, 2008, we issued a promissory note to Global Capital Partners LLC, in the amount of $250,000 at 8% per annum with principal and interest due and payable on December 31, 2009. Proceeds of the note were used to make payment of an aggregate of $250,000 toward the acquisition of the Nyinahin Mining Concession and on February 25, 2010, the board of directors authorized the settlement of this outstanding debt by the issuance of stock to Global Capital Partners LLC. This transaction was never completed subsequently a group of private US accredited investors purchased this debt from Global Capital Partners, LLC. On August 3, 2009 the company issued common stock to settle the debt with the third party investors.

On March 11, 2009, we appointed Purnendu K. Medhi as director of our company.

On July 29, 2009, we entered into an agreement to settle the final balance due to General Metals of $237,500 plus penalties and interest which was payable in accordance with the previous agreement and due on April 30, 2009. General Metals Corporation agreed to receive 2,000,000 restricted presplit shares (20,000,000 post split shares) of common stock valued at $0.125 per share or $250,000 in settlement of the General Metal's $237,500 balance plus $12,500 payment interest expense. These shares were never issued and subsequently a group of private US accredited investors, including two foreign corporations, purchased this debt from General Metals. On August 13, 2010 the company issued restricted common stock shares to settle the debt with the third party investors.

On August 3, 2009, we entered into a debt settlement agreement with Global Capital Partners LLC whom we owed $250,000 since December 30, 2008. The terms were for a 1 year extension of the loan at 8% interest. Global Capital Partners agreed to accept 2,100,000 restricted presplit shares (21,000,000 post split shares) of common stock of our company in full settlement of the debt including interest. The common stock was not issued in a timely fashion and subsequently the holder assigned the debt to accredited third party investors. Subsequently, on June 30, 2010 we issued shares of common stock for full settlement of the third party debt, including accumulated interest.

On September 3, 2009, George Polyhronopolous resigned as our secretary, treasurer and director.

On November 8, 2009, Christian Brule resigned as director of our company.

On December 21, 2009, Robert A. Levich was appointed as director of our company.

On March 8, 2010, Joseph Guerrero resigned as president and as a Director of our company and was succeeded by Karl A. Baum who was also appointed a director.

On June 30, 2010, we issued 7,500,000 restricted common presplit shares (75,000,000 post split shares) with a market value of $432,500 on the date authorized by the Board in full settlement of the $250,000 note issued to the accredited third party investors, including, $12,500 accumulated interest and $170,000 additional interest resulting from the fair value differential.

On August 13, 2010, we entered into debt settlement agreements and issued 15,000,000 common presplit shares (150,000,000 post split shares) with a market value of $0.048 per share or $$724,000 to the above referenced private accredited investor group to settle the $237,500 debt that had been previously payable to General Metals Corporation including $17,500 in accrued interest and $469,000 in interest expense. This transaction completed the retirement of all debt associated with the Nyinahin Concession purchased from General Metals.

On August 17, 2010, a Certificate of Amendment was filed with the Nevada Secretary of State effecting a forward stock split of our authorized capital and issued and outstanding shares of common stock on a 1 old for 10 new basis, such that our authorized capital increased from 375,000,000 shares of common stock with a par value of $0.001 to 3,750,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 94,619,788 shares of common stock to 946,197,880 shares of common stock. The forward split became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 24, 2010. Consequently, our stock symbol changed to "SNEYD" for 30 days and returned to "SNEY" and our CUSIP number was changed to 86732G306.

On October 18, 2010, we entered into a membership purchase agreement with Allied Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada limited liability company, and its wholly owned Sierra Leone subsidiary, Allied Mining and Supply, Ltd, which owns the rights to exploration license #EXPL 5/2009 on the 140 sq km Pampana River concession in Sierra Leone, West Africa. In consideration for the purchase of the membership interests, we agreed to pay $18,000 cash and issue 100,000,000 units at a deemed price of $0.0025 to Allied Mining. The units consist of 100,000,000 shares of restricted stock, 100,000,000 with each warrant to purchase 1 share of restricted stock at an exercise price of $0.0025 for a period of 12 months and 100,000,000 warrants with each warrant to purchase 1 share of restricted stock at an exercise price of $0.005 per share for a period of 12 months. The value of the purchase was based on the market price of the stock issued and the fair value of the warrants issued. The 100,000,000 units were not issued until January 11, 2011. This transaction fully satified the Allied Mining and Supply, LLC purchase agreement.

On November 2, 2010, Karl A. Baum resigned as our president and Director and was succeeded by Bryan Miller, the co-founder and Chief Executive Officer of Allied Mining and Supply, LLC. who was appointed President and Director.

During the fourth quarter of 2010, we settled $53,861 of accrued consulting services payable through the execution of a subscription to issue 22,779,960 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors. The shares were not issued as of December 31, 2010 and consequently have been recorded as stock payable.

On December 15, 2010, we settled $47,500 in accounts payable through the execution of a subscription to issue 19,000,000 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors. The shares were not issued as of December 31, 2010 and consequently have been recorded as stock payable.

On April 21, 2011, we appointed Mark Shelley as our secretary, treasurer and director.

As of April 21, 2011, our Board of Directors consists of Bryan Miller, Purnendu
K. Medhi, Robert A. Levich and Mark Shelley.

For additional information, including information relating to the description of the common stock of our company, refer to our Amended Registration Statement on Form SB-2 filed with the SEC on November 20, 2006.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Ghana, and Sierra Leone West Africa.

Our plan of operation for the twelve months following the date of this annual report is to continue Phase I of the exploration program on our Nyinahin mining concession in Ghana, and to equip and commence the planned dredging operation on our Pampana River Concession in Sierra Leone.

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

NYINAHIN MINING CONCESSION - GHANA, WEST AFRICA

Sunergy's Nyinahin concession is located in Ghana's Ashanti Region, ca. 50 km southwest of Kumasi. The Kumasi-Bibiani road cuts NE-SW across the northwest part of the concession. The concession is irregularly shaped and is approximately bounded by 6o29' and 6o37' North Latitude and 2o01'and 2o12' West Longitude. The concession consists of 150 km2 of gently rolling secondary forest and slash-and-burn farming areas containing some cocoa farms and oil-palm plantations. The Offin River valley follows a roughly 10 km meandering NE-SW course through the southeastern part of the concession approximately 60 km upstream from the Central Region town of Dunkwa-on-Offin (also known as Dunkwa).

Immediately adjacent on the east to the Nyinahin Concession is the Esaase-Jeni (Gyeni) properties, held by Keegan Resources of Canada. Prior to Keegan's acquisition of the Bonte (now called Esaase) and the Jeni (Gyeni) concessions, they were mined for alluvial gold by Bonte Gold Mines, a subsidiary of Akrokeri-Ashanti Gold Mines of Canada. The Nyinahin concession is located between two geological gold belts, the Bibiani Belt to the west and the Asankrangwa to the east. The license allows for the exploration and mining of gold, silver, base metals and diamonds. About 80% of the Nyinahin Concession lies to the west of the Offin River within the Ashanti Region of Ghana. There are several historical pits and adits with a strong clustering of artisan pits located along the Offin River. Three old gold prospects exist on the concession. The property is accessed via the main Kumasi-Bibiani trunk road. It falls under the jurisdiction of the Atwima Mponua District Assembly with headquarters at Nyinahin.

The Nyinahin concession is comprised of the Nyinahin Mineral Licence LVB 8936/05 and Land Registry No. 1535/2005, and subsequently converted into a Full Prospecting License (LVB 3857/08). The Concession is situated 20km northeast of Bibiani and about 48km Southwest of Kumasi. The concession which covers an approximate area of 172 sq. km. has been reduced to 150 sq. km to conform to statutory requirements regarding the maximum size for Prospecting Licenses by the Minerals Commission (Ghana).

There are numerous forms in which gold occurs in the Birimian system of Ghana. Current field work coupled with other geological reports suggest that the Nyinahin concession greatly point to mineralization related to shear system within metase dimentary environment. Other forms of mineralization include types associated with granites within intrabasinal environments. The structures on the concession have resemblance to intrabasinal faults represented by the Asankrangwa Fault in the Kumasi basin and the Yamfo trend in the Sunyani basin.

CURRENT EXPLORATION

STREAM SEDIMENTS

Stream sediment sampling was carried out to cover the whole concession. Conventional stream sediment samples (fig. 4) were collected from mostly 1st and 2nd order streams. The main objective of the program was to identify gold-anomalous areas for further work. The sampling was done at a density of two samples per square kilometer. A total of 116 stream sediment samples were collected. Pan Concentrate sampling was carried out at a few places.

GEOLOGICAL MAPPING

Geological mapping was carried out alongside the stream sediment sampling. At each sample location, geological observations were made and the co-ordinate determined using the GPS. A total of 10 grab samples including quartz veins were taken. The outcrops, together with other geological information based on previous work enabled a geological map to be produced. Most of the outcrops encountered are graphitic Phyllite.

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

We spent approximately $107,900 on exploration costs in 2010.

FUTURE EXPLORATION

We have designed a four-phased exploration program as detailed below:

We are committed to spending approximately US$250,000 over a two year period beginning in Fiscal 2011 depending on the type and size of any deposit to be discovered. This estimate includes a 10% contingency cost. Phases II and III are contingent upon a favorable result from earlier phases.

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

NYINAHIN CONCESSION COST ESTIMATES FOR FISCAL 2011 THROUGH 2012

We may not be able to fund the exploration of the Nyinahin concession and the Pampana River concession all in the following year. If we were to raise sufficient funds we would expect to expend $250,000 on this concession.

PAMPANA RIVER CONCESSION - SIERRA LEONE

The Pampana River Concession is an alluvial mining concession consisting of Exploration License No. EXPL 5/2009 which was issued to Allied Mining and Supply Ltd. (AMS) on 12th August 2009. The license is located in the Kholifa Rowalla, Kafe Simiria and Tane Chiefdoms in the Tonkolili District of the Northern Province of Sierra Leone covering an area of 141.3 km2. The concession is situated on the western fringes of the southern Sula Mountains greenstone belt and for most of the northern and central part it straddles the Pampana River. On the west of the southern part, the concession runs along the Pampana River. The property is South of the Sula Mountains in the Greenstone belt, around 120 miles east of the capital, Freetown.

Rare earth elements (REEs) were initially discovered on the Pampana River Concession as a result of exploration efforts carried by AMS in 2009 and 2010. Subsequent due diligence on the Pampana River Concession suggests that significant Rare Earth Elements (REEs) are contained in the 140.1 square kilometers (approximately 87 square miles) concession. Assays of heavy black sand concentrates containing REEs in 2009 and 2010, showed quantities of rare earths and other valuable minerals in commercially exploitable grades. Recent assays conducted by ALS Chemex in Sparks, Nevada, identified the presence of several REE varieties contained in the heavy black sands including Lanthanum, Scandium, Thallium, Cerium, Dysprosium, Hafnium, Lutetium, Niobium, Neodymium, Praesodymium, Tantalum and Zircon The results of ALS Chemix's assays are outlined below:

PAMPANA RIVER CONCESSION BLACK SANDS ANALYSES

Substance                ppm             pct. (%)      lbs/ton     troy oz /ton
---------                ---             --------      -------     ------------

Au - Gold               17.21           0.00172%       0.03443        0.441

Ce - Cerium             >8748            >0.875%        >17.50

Cr - Chrome              3932             0.393%          7.86

Dy - Dysprosium           149            0.0149%         0.295

Er - Erbium              83.4            0.0083%         0.167

Eu - Europium            42.5            0.0042%         0.085

Fe - Iron                  --             16.05%           321

Gd - Gadolinium          >491            >0.049%        >0.983

Hf - Hafnium             1689             0.169%          3.38

Ho - Holmium             24.6             0.0025         0.049

La - Lanthanum           6022             0.602%         12.04

Lu - Lutetium           15.37            0.0015%         0.031

Mn - Manganese          10160             1.016%         20.32

Nb - Niobium             2661             0.266%          5.61

Nd - Neodynium           4523              0.45%          9.05

Pr - Praseodymium        >864            >0.086%         >1.73

Sm - Samarium            >557            >0.056%         >1.12

Ta - Tantalum            1231             0.123%          2.46

Tb - Terbium             42.8            0.0043%         0.086

Ti - Titanium              --              9.63%           193

Y - Yttrium               740             0.074%          1.48

Yb - Ytterbium           83.8            0.0084%         0.167

Zr - Zirconium         >10000              >1.0%         >20.0


Rare Earth Elements (REEs) are a unique group of chemical elements that exhibit a range of special electronic, magnetic, optical and catalytic properties. REEs are used in a wide range of alloys and compounds, and can greatly affect the performance of complex engineered systems. They occur in a variety of chemical forms and have a wide variety of applications, including the processing of materials. REEs are used in components in engineered products, and their uses include fluid cracking catalysts, automotive catalytic convertors, polishing materials, permanent magnets, energy storage, phosphors, and glass additives. In modern society, many of these uses are critical for high tech devices including electronics, jet planes and rocks, and vital engineered components.

The Rare Earth Elements include the 15 elements of the Lanthanide Series, (Atomic Numbers 57 through 71), and consist of Lanthanum, Cerium, Praseodymium, Neodymium, Promethium, Samarium, Europium, Gadolinium, Terbium, Dysprosium, Holmium, Erbium, Thulium, Ytterbium, and Lutetium. In addition, several non-Lanthanides, which have similar or related properties and uses, are sometimes classified with the REEs, and these include Yttrium, Niobium, and Tantalum.

In light of the results of the Black Sands Analyses on the Pampana River Concession, we intend to focus our efforts and available resources on our planned dredging operation on the Pampana River Concession. We are also committed to purchasing three 8" dredges from Gold Dredge Wharehouse in Idaho to be deployed on the concession. These custom dredges should process around 50-60 tons per hour each (150-180 Tons/hour) and are designed specifically to capture even the finest gold, gemstones and smaller diamonds as well as the light and heavy rare earths (REEs). Additional dredges are planned to be deployed in Sierra Leone throughout the next year pending operations needs and available funding.

PAMPANA RIVER CONCESSION COST ESTIMATES FOR FISCAL 2011 THROUGH 2012

Subject to the availability of sufficient financing, which is not guaranteed, our planned exploration expenses on the Pampana River Concession for fiscal 2011 including travel is $454,460.

ACCESSIBILITY, CLIMATE, LOCAL RESOURCES, INFRASTRUCTURE AND PHYSIOGRAPHY

The Pampana River Concession is a nearly triangular license for the exploration for gold and other base metals located on the Pampana River from where it emerges from the main schist belt in the Kolifa Rowalla, Kafe Simiria and Tane Chiefdoms in the Tonkolili District. The concession has a series of meanders off the Pampana River from the northern part of the concession to the south where the river forms the western limit of the property. Access to the license area is along the tarmacked Freetown- Kono Highway through Magburaka, which is the largest township and District Headquarters, about 240km east of Freetown. Several unpaved roads and foot tracks crisscross the property.

The climate is a wet tropical monsoon, with a single wet season each year. The average annual rainfall is about 2,500 centimeters. The greater part of this rain falls in the west season, from mid-May to mid-November. The wettest month is usually August, but rivers attain maximum discharge at their lowest in March and April, and begin to increase in May. Ground water levels do not rise significantly until late July. Daytime shade temperatures range from 18(degree) to 35(degree)C with 65% humidity in the dry season and up to 95% in the rainy season. The coldest month on average is January when dry winds called `Hamattan' blow from the north east towards the coast.

The original vegetation was tropical rain forest, but over most of the region, the forest has been destroyed to make way for farms. Residual areas of primary forest remain particularly along river banks. Elsewhere, the land has all been farmed on the shifting cultivation system, and is normally covered with dense secondary bush whose height varies with the number of years that have elapsed since the ground was farmed. In the north, where rainfall is less, there are large areas where the secondary bush has been replaced by elephant grass, with shrubs and trees persisting only along the watercourses. The Pampana River has its source from Lake Sonfon in the northern Sula Mountains which is well known for its gold mineralization. In its course, the river action erodes the mineralized primary gold deposit and carries the gold with other heavy minerals in the eroded sediments to be deposited in suitable locations along its course. One suitable location is the meanders of the river within the concession area. The river flows south- and west-wards across the main body of the Sula mountains greenstone belt. The Sula Mountains comprise an elongate chain some 120 kilometres long by 16 kilometres wide which forms an open, northerly trending arc. The mountains comprise a relict zone of volcano sedimentary rocks, now metamorphosed to green schist and amphibolite grade.

Having descended the steep valleys of the Sula Mountains and entering the subdued granitic terrain surrounding the Sula Mountain, the Pampana River becomes a series of meanders with several rock bars exposed across the river. These rock boulders and series of meanders have become locations for the deposition of heavy minerals and have become the locus for alluvial gold mineralization and therefore alluvial mining.

HISTORY

Historically, the Pampana River and its tributaries supported some of the richest alluvial gold workings in the Sula Mountains. The entire stretch of the Pampana River along the southern boundary of the licence was dredged for gold in the 1940s and `50s. The United Nations Development Programme (UNDP) conducted a joint geochemical survey with the Sierra Leone Geological Survey in 1987. The work located gold anomalies in streams along the Pampana River.

Gold placers have been mined from the entire greenstone belt with the exception of the Maranda. The most productive has been the largest belt - the Sula Mountains/ Kangari Hills. Virtually all production records have been from this belt. Amongst the most productive areas have been from rivers in the Lake Sonfon area, the Tebenko River (Makong, Makele) the Mokeke River and Maranda, the Yirisen River and Pampana River. The largest production has come from the dredging of the Pampana River but one of the dredge tails which was sampled was estimated at 0.2gm per cubic yard. The most lucrative section of river has revealed grades of 1gm per cubic yard with an average 0.5gm per cubic yard in the river which is 60m wide with rock exposures. Dredging was successfully done by the Pampana Mining Company for at least 20 miles along the river.

Between April 1984 and May 1987 the United Nations Revolving Fund (UNRF) for Natural Resources Exploration undertook an extensive regional programme of gold exploration in the Pampana district of the southern Sula Mountains. The programme was designed to identify the source rocks of the alluvial gold being mined extensively by artisanal miners. Stream sediment sampling (1,087 samples), soil sampling (2,474 samples), topographic surveying, mapping, pitting and trenching were undertaken. Following verification of stream sediment anomalies, two areas, namely, Yirisen and Masamank (South Pampana EXPL) were targeted for detailed soil sampling with a total of 1,477 sample sites.

At Yirisen soil sampling grids were extended 2.5km north-eastward from the northern limit of known gold mineralization. Two anomalous gold zones were defined by a 50 parts per billion (ppb) gold in soil contour. The most southerly anomaly is comprised of three parallel mineralized trends, the most easterly of which continues for 700m from the mapped extent of the Yirisen deposit. Some 1,200m north-east of the known mineralization, a second 1,500m long by 200m wide gold anomaly extends along the contact between amphibolite and talc schist lithologies. A second grid, 400m east of the main Yirisen grid at Kalmoro, identified a 750m long by 500m wide northeast trending anomalous gold zone, parallel to the trend of the Yirisen gold system.

The Yirisen project has many hallmarks of a potentially significant gold deposit. Certain parallels in terms of the style and extent of shear zone hosted mineralization can already be drawn with Mano River's KGL gold deposit (located approximately 350km south east) in western Liberia, where an initial gold resource of 610,000 ounces (indicated and inferred) at an average 4.8 grams per tonne (g/t) has been defined.

The most recent holder of a license in the vicinity of the AMS Ltd concession, Golden Leo Resources, identified several structural sites considered to have potential for hosting gold mineralization within the prospect. Air photo interpretation on a more detailed scale was utilized to define target zones more precisely. Preliminary reconnaissance geological and structural traversing located mineralized amphibolites and previously unreported artisanal gold workings.

GEOLOGICAL SETTING

The prospect previously held by Golden Leo which adjoins the AMS concession to the south lies in the southern part of the Sula Mountain Greenstone Belt, within a complex sequence of folded and sheared metasediments and metavolcanics with granitic intrusions both between folded greenstone units immediately north of the Pampana River, and in an anticline exposed within the river.

About 0.5 to 1.5 kilometers northeast of the prospect, a series of vertically-dipping ultramafic volcanic and metasediments contain pyritic bands with low gold values. Quartz stringers with pyrite, chalcopyrite and gold occur, and chalcopyrite-bearing quartz float with up to 20 g/t Au was found in the area. Approximately one kilometer farther east, the Yirisen zone comprises an anatomizing zone of aplitic sericitic quartz lodes in talc sericite schist with associated fuchsite. Seven veins range from 0.5 to 5.28 metres in width and carry arsenopyrite, chalcopyrite, galena, sphalerite, antimony minerals and pyrite, together with gold values averaging 18 g/t Au. The zone was traced for 400 metres, and the Survey estimated a resource potential of 1,000 oz Au per 1 metre depth.

The Pampana River drains large areas of known gold occurrences hosted in Archean greenstone belts. The Pampana North region is believed to contain significant reserves of high value gold and other precious metals. The region also features high quality alluvial gravels and hard rock quartz vein systems, situated near Sierra Leone's largest known hard rock vein deposit.

The northeastern section of the property spans 1,200 feet and is situated nine kilometers from the prolific Yirisen Gold deposit. Past sampling and ongoing assaying results have indicated the presence of lode gold reserves.

DEPOSIT TYPE

Hard rock gold mineralization was first noted at Yirisen by the Geological Survey of Sierra Leone in 1958 as part of a programme of mapping and sampling of the country's major hard rock artisanal gold mines. The Survey identified seven north easterly trending sub-vertical lodes of gold mineralised quartz veining, averaging 150m in length. Sampling by the Survey returned numerous gold intersections in trenches. Yirisen is one of the most advanced gold projects in Sierra Leone, historic work returning a best trench intersect of 6.4m@23g/t Au. The Yirisen gold system, as defined by a combination of mapped sites of in situ mineralization, artisanal workings and soil geochemical anomalies, trends north-northeast with a current inferred strike length of 3.75 km, open in both directions. Independent consultants ACA Howe International Ltd reported from a recent visit to Yirisen that several bands of high-grade gold mineralization occur over a total width of up to 200m. Artisanal workings, extending to depths of up to 5m, confirm that gold is not solely restricted to the high-grade veins and that within both the oxide and sulphide zones, is partially free milling. Reports indicate recoverable alluvial gold on the Pampana North section (40.1sq/km) at over 500,000 oz., with average grades of 0.12 ounces per tonne qualifying as superior grade deposits as defined by the US Bureau of Mines. AMS Ltd was granted a boundary modification by the Sierra Leone Mines Ministry to include an adjacent 100 square kilometres.

Much of the historic trench and channel sampling was selective in nature, with disseminated mineralization between high grade zones of veining and sulphides appearing to have not been adequately tested, despite reports by local miners that gold is won from this material. An aggressive drilling programme must be designed to thoroughly test the mineralization and permit the estimation of a preliminary resource.

MINERALIZATION

The Pampana River drains large areas of known gold occurrences hosted in Archean greenstone belts. The Pampana North region contains significant reserves of high value gold and other precious metals. The region also features high quality alluvial gravels and hard rock quartz vein systems. The northeastern section of the property spans 1,200 feet and is nine kilometres from the Yirisen Gold deposit. Past sampling and ongoing assaying results have indicated the presence of lode gold reserves.

A compilation of field mapping, Landsat and air photo interpretation to assist the prioritization of targets indicated by the initial regional geochemical results was also conducted. It is concluded from this that the area has potential for primary gold in veins and iron formation, volcanic-associated base metal mineralization, nickel laterite, and granite-hosted molybdenum mineralization. Gold targets exist within an extensive zone of imbricated tectonic rock slices at the intersection of four crustal scale shear zones. Historically the Pampana River and its tributaries supported some of the richest alluvial gold workings in the Sula Mountains. Structural features known to host gold and base metal mineralization are exposed within the Pampana EPLs including that for AMS Ltd. Gold is considered to be derived from sericitic quartz vein lodes and tourmaline bearing pegmatites, the host rock being predominantly sheared ultramafic rocks, now serpentinized and talc-tremolite schists. In many other schist belt gold deposits in West Africa, for instance at Mano's KGL and Weaju projects in Liberia, the host rock is also a strongly sheared, mylonitised and therefore silicified talc-tremolite schist.

ADJACENT PROPERTIES

In the Pampana Area, several licenses surround the Company's concession. Immediately to the north is the Calone Mining Company concession which is exploring for lode gold in its area. The area was held by Golden Leo Resources previous to the current holder.

METALLURGICAL TESTING

During prospecting undertaken by AMS in 2009, samples collected from five sites along the Pampana River were sent for analysis at the ALS Chemex Laboratory in the USA. Assays of these heavy mineral concentrates including black sand proved quantities of rare earth metals and other valuable minerals such as Tantalum, Thallium, Zirconium, etc. in grades that could be considered commercially exploitable. Documented information and history on the hard rock areas within and immediately north of the AM&S Pampana prospect provide the opportunity for the Company to pursue an aggressive exploration program parallel with the planned gold and mineral sands production.

OTHER RELEVANT DATA AND INFORMATION

Development of the prospect area can occur in two phases: phase one will define both alluvial and lode reserves for mining; phase 2 will be its reserve development and commercial mining program. Testing and existing data indicate gold concentrations ranging from 1 to 18 grams per tonne of material. Fire assays conducted in Freetown by AMS show the gold purity at 89%. Assays of black sand concentrates by AMS in 2009 proved quantities of rare earth metals and other valuable minerals in commercially exploitable grades. Of particular interest are the values of the ten of the lanthanide elements, as well as thorium, tantalum, yttrium, zirconium and chromium. These sands are consistent and verified in the river channel and along the banks and benches. AMS geologists estimate 50kg/tonne rich black sands easily recoverable by dredging and land-based mining, suggesting the likelihood of highly profitable and immediate placer mining. Inspection of artisanal mining and prospecting sites within the license area show black sands throughout the claim.

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

SUBSIDIARIES

As of December 31, 2010 we have two wholly owned subsidiaries, Allied Mining and Supply LLC, a Nevada limited liability company, and Mikite Gold Resources Limited, a Ghanaian company. The Mikite Gold Resources Ltd is a company which was created to hold the Nyinahin concession in Ghana and has no other assets or operations.

Our operations in relation to our Pampana River Concession in Sierra Leone are conducted through Allied Mining and Supply LLC and its wholly owned subsidiary Allied Mining and Supply Ltd., a Sierra Leone company.

The financial statement included in this report represent the consolidated results of Sunergy, Inc., the Ghana concession, Allied Mining and Supply LLC and Allied Mining and Supply Ltd. All material inter-company accounts and transactions have been eliminated.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and build and operate a mine. We had cash in the amount of $97,251 as of December 31, 2010. At December 31, 2010, we had working capital of $55,659. We incurred a net loss of $1,734,968 for our year ended December 31, 2010 and $2,358,270 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated December 14, 2011 to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future.

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

MINERAL PROPERTIES

As of the date of this annual report on Form 10-K, we own two mineral properties, the Nyinahin Mining Concession in Ghana, West Africa and The Pampana River concession in Sierra Leone, West Africa. For detail descriptions of this property, please see the section entitled "Business" above.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

     NATIONAL ASSOCIATION OF SECURITIES DEALERS OTC BULLETIN BOARD(1)(2)(3)

          Quarter Ended                 High              Low
          -------------                 ----              ---
          December 31, 2010           $ 0.0070         $ 0.0066
          September 30, 2010          $ 0.0023         $ 0.0016
          June 30, 2010               $ 0.0460         $ 0.0460
          March 31, 2010              $ 0.0550         $ 0.0450
          December 31, 2009           $ 0.0095         $ 0.0075
          September 30, 2009          $ 0.01           $ 0.0075
          June 30, 2009               $ 0.03           $ 0.02
          March 31, 2009              $ 0.05           $ 0.03
          December 31, 2008           $ 0.90           $ 0.50

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

On December 31, 2010, our shareholders' list showed 28 registered shareholders and 946,197,880 common shares outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

On June 3, 2010 we issued 5,000,000 resticted common shares (20,000,000 in the aggregate) valued at $0.0065 per share to George Polyhronopoulos, our then former treasurer, secretary and director, Karl Baum, our then treasurer, president, and director, and our directors P.K Medhi and Robert Levich. The shares were issued in consideration of executive services with an aggregate market value of $130,000.

On June 3, 2010 we issued 40,992,880 restricted common shares at $0.0035 per share in respect of $143,400 in prepaid subscriptions.

On June 30, 2010 we issued 75,000,000 restricted common shares valued $0.0058 per share or $432,500 in full settlement of a $250,000 promissory note to Global Capital, a Canadian Corporation and $12,500 accumulated interest, and $170,000 additional interest resulting from the fair value differential.

On July 30, 2010, we issued 25,000,000 restricted common shares at $0.0067 per share to our officers for executive services. A total value of $167,500 was recorded as compensation expense.

Between July 15 and July 22, 2010, we issued 39,980,000 restricted common shares to settle $67,980 in debts. The fair value of the shares on the date of issuance was $0.004 per share for a total value of $175,790 which was allocated as $67,980 to the debt and $107,810 to interest expense.

On July 15, 2010, we issued 14,700,000 restricted common shares to settle $24,990 in debt. The fair value of the shares on the date of issuance was $0.004 per share total value of $58,800 which was allocated as $24,990 to the debt and $33,810 to interest expense.

On July 10, 2010, we issued 17,650,000 restricted common shares to settle $30,000 debt. The fair value of the shares on the date of issuance was $0.004 per share total value of $70,600 which was allocated as $30,000 to the debt and $40,600 to interest expense.

On August 13, 2010, we issued 150,000,000 restricted common shares to settle $255,000 debt. The fair value of the shares issued on the date of each individual settlement was $724,000 resulting in the company allocating $237,500 to the note, $17,500 to accrued interest and $469,000 to interest expense.

On August 19, 2010, we issued 10,800,000 restricted common shares at $0.004 per share for $18,361 executive services with a fair value of $43,200. We also issued 14,100,000 common shares to settle $23,932 in debt. The fair value of the shares on the dates of issuance was $0.015 per share with a total value of $211,500 which was allocated as $23,932 to the debt and $187,568 to interest expense.

On October 18, 2010, we agreed to issue 100,000,000 units which consist of one share of restricted common stock, one 12 month warrant exercisable at $0.0025 and one 12 month warrant exercisable at $0.005 per share. The fair value of the shares issued on the date of the agreement plus the value of the warrants was $710,811. The 100,000,000 shares were valued as of the closing price on October 18, 2010 of $.0029 resulting in a value of $290,000. The shares were not issued until January 2011 and thus have been recorded as stock payable at December 31, 2010. The warrants were valued using the Black-Scholes pricing model using a one year term, 231% volatility and a .23% risk free rate. The total value of the warrants is $420,811 and recorded in additional paid in capital.

On December 15, 2010, we settled $47,500 in accounts payable through the execution of a subscription to issue 19,000,000 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors. The shares were not issued as of December 31, 2010 and consequently have been recorded as stock payable.

During the fourth quarter of 2010, the Company received cash in the amount of $313,500 for prepaid stock subscriptions at $0.0025. On January 11, 2011, the Company issued 125,400,000 units consisting of one restricted common share and one 12 month warrant exercisable at $0.005 per share to satisfy the subscriptions.

During the fourth quarter of 2010, the Company settled $53,861 of accrued consulting services payable through the execution of a subscription to issue 22,779,960 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors. The shares were not issued as of December 31, 2010 and consequently have been recorded as stock payable.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 16 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS FOR OUR YEARS ENDED DECEMBER 31, 2010 AND 2009

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010 AND 2009

                                                      Year Ended December 31,
                                                        2010           2009
                                                     ----------     ----------
Revenue                                              $       Nil    $      Nil
Operating Expenses                                       691,341    $  312,740
Net Loss                                             $(1,734,968)   $ (332,740)

EXPENSES

Our operating expenses for the years ended December 31, 2010 and December 31, 2009 are outlined in the table below:

                                                      Year Ended December 31,
                                                        2010           2009
                                                     ----------     ----------

General and Administrative                           $  143,043     $   17,746
Management Compensation                                  71,000         71,500
Management stock based compensation                     297,500             --
Rent - Related Party                                         --          2,000
Professional Fees                                        71,809        195,813
Exploration Costs                                       107,989         25,681

Operating expenses for the year ended December 31, 2010, increased by approximately 121% as compared to the comparative period in 2009 primarily as a result of an increase in exploration costs, consulting fees and an increase in interest expenses due to stock fair value.

REVENUE

We did not earn any revenues during the years ended December 31, 2010 and 2009. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

EQUITY COMPENSATION

We currently do not have any formal stock option or equity compensation plans or arrangements. However, the company issued stock based compensation of 297,500 in 2010. See Item 11 Executive Compensation.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                      At                 At
                                  December 31,       December 31,      Increase/
                                     2010               2009          (Decrease)
                                  ----------         ----------       ----------
Current Assets                    $ 147,251          $  33,387          113,864
Current Liabilities               $  91,592          $ 635,531         (543,939)
Working Capital (deficit)         $  55,659          $(602,144)         657,803

CASH FLOWS

                                                    Year Ended      Year Ended
                                                    December 31,    December 31,
                                                       2010            2009
                                                    ----------      ----------

Net Cash (Used) in Operating Activities             $(234,089)      $(152,774)
Net Cash (Used) by Investing Activities             $ (52,215)      $      --
Net Cash Provided by Financing Activities           $ 383,502       $ 152,180
Net Increase (Decrease) in Cash During the Period   $  97,198       $    (594)

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

ASSET RETIREMENT OBLIGATION

Our company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At December 31, 2010, our company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the December 31, 2010 and 2009 financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

Our Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the years ended December 31, 2010 and 2009 our Company impaired $0 and $3,450, respectively.

STOCK BASED COMPENSATION

The Company has on occasion issued stock in lieu of cash to various vendors for services rendered. The Company has adopted FASB ASC 718-10, "Compensation-Stock Compensation", which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the financial statements

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunergy, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Sunergy, Inc. (the "Company") (an exploration stage company) as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and as included in the January 28, 2003 (inception) through December 31, 2010 columns in the statements of operations and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sunergy, Inc. from January 28, 2003 (inception) through December 31, 2008, were audited by other auditors whose report dated April 13, 2009 expressed an unqualified opinion on those statements.

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

As discussed in Note 5 to the consolidated financial statements, the accompanying balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended have been restated.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunergy, Inc. as of December 31, 2009, and the results of its consolidated operations and its consolidated cash flows for the year then ended and as included in the January 28, 2003 (inception) through December 31, 2010 columns in the consolidated statement of operations and cash flows , in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the exploration stage and had losses from operations of $332,740 for the year ended December 31, 2009 and an accumulated deficit of $623,802 as of December 31, 2009 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Gruber & Company, LLC
------------------------------------
Gruber & Company, LLC

Lake Saint Louis, Missouri
April 11, 2011, (except for note 5 to the consolidated financial statements for which the date is December 27, 2011)

                [LETTERHEAD OF DE JOYA GRIFFITH & COMPANY, LLC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sunergy, Inc.

We have audited the accompanying consolidated balance sheet of Sunergy, Inc. (the "Company") (A Exploration Stage Company) as of December 31, 2010 and the related consolidated statements of operations, stockholders' deficit and cash flows for the period then ended and from inception (January 28, 2003) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Sunergy, Inc. for the year ended December 31, 2009 and from inception (January 28, 2003) to December 31, 2009. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended December 31, 2009 and from inception (January 28, 2003) to December 31, 2009, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunergy, Inc. (A Exploration Stage Company) as of December 31, 2010 and the results of its operations and cash flows for the year then ended and from inception (January 28, 2003) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
-------------------------------------------
Henderson, Nevada
December 15, 2011

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 2010

                                                           December 31,           December 31,
                                                              2010                   2009
                                                          ------------           ------------
                                                                                  (Restated)
ASSETS

Current Assets
  Cash and cash equivalents                               $    97,251            $        54
  Prepaid expense                                                  --                 33,333
  Deposits                                                     50,000                     --
                                                          -----------            -----------
Total current assets                                          147,251                 33,387

Long Term Assets
  Exploratory properties                                    1,753,497              1,000,000
  Property, plant and equipment                                 2,254                     --
                                                          -----------            -----------

Total assets                                              $ 1,903,002            $ 1,033,387
                                                          ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                $     7,601            $    31,222
  Accruals - related party                                         --                 93,859
  Operational advances-related party                           83,991                 22,950
  Notes payable                                                    --                487,500
                                                          -----------            -----------
Total current liabilities                                      91,592                635,531

Stockholders' Equity
  Common Stock, authorized 3,750,000,000 shares,
   par value $0.001, issued and outstanding on
   December 31, 2010 and 2009 is 1,046,197,880
   and 537,975,000, respectively                            1,046,198                537,975
  Additional paid in capital                                2,709,121                340,283
  Subscriptions payable                                       414,861                143,400
  Accumulated deficit during exploration  stage            (2,358,770)              (623,802)
                                                          -----------            -----------
     Total stockholders' equity                             1,811,410                397,856
                                                          -----------            -----------

Total liabilities and stockholders' equity                $ 1,903,002            $ 1,033,387
                                                          ===========            ===========


        The accompanying notes are an integral part of these statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATION

                                                                                                  From Inception
                                                            Year Ended December 31,             January 28, 2003 to
                                                     -----------------------------------            December 31,
                                                         2010                   2009                   2010
                                                     ------------           ------------           ------------
                                                                             (Restated)
Income                                               $         --           $         --           $         --
                                                     ------------           ------------           ------------
Operating Expenses
  General and administrative                              143,043                 17,746                196,538
  Management compensation                                  71,000                 71,500                224,000
  Management stock based compensation                     297,500                     --                297,500
  Rent-related party                                           --                  2,000                 37,500
  Professional fees                                        71,809                195,813                384,918
  Exploration costs                                       107,989                 25,681                146,609
                                                     ------------           ------------           ------------
      Total expenses                                      691,341                312,740              1,287,065
                                                     ------------           ------------           ------------
Net loss from operations                                 (691,341)              (312,740)            (1,287,065)

Other expenses
  Interest expense                                     (1,043,627)               (20,000)            (1,071,705)
                                                     ------------           ------------           ------------
      Total other expenses                             (1,043,627)               (20,000)            (1,071,705)
                                                     ------------           ------------           ------------

Net loss                                             $ (1,734,968)          $   (332,740)          $ (2,358,770)
                                                     ============           ============           ============

Loss per share-basic                                 $      (0.00)          $      (0.00)
                                                     ------------           ------------

Weighted average number of shares-basic               723,220,692            536,851,712
                                                     ------------           ------------


        The accompanying notes are an integral part of these statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             From Inception (January 28, 2003) to December 31, 2010

                                                                                                    Deficit
                                                                                                  Accumulated
                                              Common Stock                                         During the
                                           ---------------------       Paid in    Subscriptions   Exploration       Total
                                           Shares         Amount       Capital       Payable         Stage          Equity
                                           ------         ------       -------       -------         -----          ------
BALANCE AT INCEPTION,
JANUARY 28, 2003                                 --      $     --     $       --    $      --     $        --    $        --
Common shares issued for cash           500,000,000       500,000       (490,000)          --              --         10,000
Common shares issued for cash             6,975,000         6,975          6,975           --              --         13,950
Net loss                                                                                              (30,313)       (30,313)
                                      -------------      ----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 2003              506,975,000       506,975       (483,025)          --         (30,313)        (6,363)
Contributed Capital                              --            --            401           --              --            401
Net loss                                                                                              (41,362)       (41,362)
                                      -------------      ----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 2004              506,975,000       506,975       (482,624)          --         (71,675)       (47,324)
Contributed Capital                              --            --            938           --              --            938
Net loss                                                                                              (26,093)       (26,093)
                                      -------------      ----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 2005              506,975,000       506,975       (481,686)          --         (97,768)       (72,479)
Contributed Capital                              --            --          1,959           --              --          1,959
Net loss                                                                                              (39,746)       (39,746)
                                      -------------      ----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 2006              506,975,000       506,975       (479,727)          --        (137,514)      (110,266)
Net loss                                                                                              (55,103)       (55,103)
                                      -------------      ----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 2007              506,975,000       506,975       (479,727)          --        (192,617)      (165,369)
Common shares issued for cash             6,000,000         6,000        144,000           --              --        150,000
Common shares issued to acquire
 mineral property                        20,000,000        20,000        480,000           --              --        500,000
Common shares subscribed                         --            --             --        5,000              --          5,000
Net loss                                                                                              (98,445)       (98,445)
                                      -------------      ----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 2008              532,975,000       532,975        144,273        5,000        (291,062)       391,186
Common shares subscribed                         --            --             --      138,400              --        138,400
Common shares issued for services         5,000,000         5,000        195,000           --              --        200,000
Contributed Capital                              --            --          1,010           --              --          1,010
Net loss                                                                                             (332,740)      (332,740)
                                      -------------      ----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 2009(RESTATED)    537,975,000       537,975        340,283      143,400        (623,802)       397,856
Contributed Capital                              --            --          8,960           --              --          8,960
Common shares issued for services        20,000,000        20,000        110,000           --              --        130,000
Common shares issued to
 settle debt                             75,000,000        75,000        357,500           --              --        432,500
Common shares issued for
 subscriptions                           40,992,880        40,993        102,407     (143,400)             --             --
Common shares issued for services        25,000,000        25,000        142,500           --              --        167,500
Common shares issued to
 settle debt                             39,980,000        39,980        135,810           --              --        175,790
Common shares issued to
 settle debt                             14,700,000        14,700         44,100           --              --         58,800
Common shares issued to
 settle debt                             17,650,000        17,650         52,950           --              --         70,600
Common shares issued to
 settle debt                            150,000,000       150,000        574,000           --              --        724,000
Common shares issued for
 settle debt                             10,800,000        10,800         32,400           --              --         43,200
Common shares issued to
 settle debt                             14,100,000        14,100        197,400           --              --        211,500
Common shares and warrants issued
 to acquire exploration property
 and assets                             100,000,000       100,000        610,811           --              --        710,811
Common shares subscribed                         --            --             --      313,500              --        313,500
Common shares to be issued
 to settle debt                                  --            --             --       47,500              --         47,500
Common shares to be issued
 to settle debt                                  --            --             --       53,861              --         53,861
Net loss                                                                                           (1,734,968)    (1,734,968)
                                      -------------      ----------   ----------    ---------     -----------    -----------
BALANCE, DECEMBER 31, 2010            1,046,197,880      $1,046,198   $2,709,121    $ 414,861     $(2,358,770)   $ 1,811,410
                                      =============      ==========   ==========    =========     ===========    ===========

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

         The accompanying notes are an integral part of these statements

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                December 31, 2010

                                                                                                             From Inception
                                                                      Year Ended December 31,              January 28, 2003 to
                                                                -----------------------------------           December 31,
                                                                    2010                   2009                   2010
                                                                ------------           ------------           ------------
                                                                                        (Restated)
Operating Activities
  Net loss                                                             (1,734,968)          $  (332,740)          $(2,358,770)
  Adjustments to reconcile net loss to cash:
    Amortized prepaid expense                                              33,333               166,667               200,000
    Stock based compensation                                              297,500                    --               340,700
    Non cash interest expense                                           1,033,627                    --             1,033,627
  Changes in assets and liabilities
    Increase in accounts payable and accruals                             136,419                13,299               218,300
                                                                      -----------           -----------           -----------
Net Cash Used by Operating Activities                                    (234,089)             (152,774)             (566,143)
                                                                      -----------           -----------           -----------
Investment Activities
  Acquisition of plant, property and equipment                             (2,254)                   --               (14,754)
  Cash acquired through acquisition of subsidiary                              39                    --                    39
  Deposit for purchase of dredge                                          (50,000)                   --               (50,000)
                                                                      -----------           -----------           -----------
Net Cash Used by Investment Activities                                    (52,215)                   --               (64,715)
                                                                      -----------           -----------           -----------
Financing Activities
  Proceeds from sale of common stock                                      313,500               138,400               630,850
  Contributed capital                                                       8,960                 1,010                13,268
  Operational advances                                                     61,041                12,770                83,991
                                                                      -----------           -----------           -----------
Net Cash Provided by Financing Activities                                 383,501               152,180               728,109
                                                                      -----------           -----------           -----------
Net increase/(decrease) in cash                                            97,197                  (594)               97,251

Cash and cash equivalents, beginning of period                                 54                   648                    --
                                                                      -----------           -----------           -----------

Cash and cash equivalents, end of period                              $    97,251           $        54           $    97,251
                                                                      ===========           ===========           ===========
Supplemental disclosure cash flows for:
  Interest                                                            $        --           $        --           $        --
                                                                      -----------           -----------           -----------
  Income taxes                                                        $        --           $        --           $        --
                                                                      -----------           -----------           -----------
Supplemental disclosure of non-cash financing and investing:
  Shares issued to settle debt                                        $  (682,763)          $        --           $  (682,763)
                                                                      -----------           -----------           -----------
  Shares to be issued to settle debt                                  $  (101,361)          $        --           $  (101,361)
                                                                      -----------           -----------           -----------
  Debt issued to acquire assets                                       $        --           $   237,500           $   487,500
                                                                      -----------           -----------           -----------
  Stock issued to acquire assets                                      $        --           $        --           $  (500,000)
                                                                      -----------           -----------           -----------
  Assets acquired through acquisition of subsidiary                   $  (753,497)          $        --           $  (753,497)
                                                                      -----------           -----------           -----------
  Liabilities assumed through acquisition of subsidiary               $    42,725           $        --           $    42,725
                                                                      -----------           -----------           -----------
  Shares issued to acquire subsidiary                                 $   290,000           $        --           $   290,000
                                                                      -----------           -----------           -----------
  Warrants issued to acquire subsidiary                               $   420,811           $        --           $   420,811
                                                                      -----------           -----------           -----------

        The accompanying notes are an integral part of these statements

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2010

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

The Company entered into a purchase agreement to acquire Allied Mining and Supply LLC., a Nevada limited liability company. Allied Mining and Supply LLC also has one subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. The acquisition closed as of October 18, 2010 and thus has been consolidated as of December 31, 2010. As part of the acquisition the Company now has a concession in Sierra Leone. The Company has been in the exploration phase of this concession since the purchase. No revenues have been generated as of yet. This concession, if determined to be economically feasible, may produce gold and rare metals.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Principles of Consolidation

The consolidated financial statements include the accounts of Sunergy, Inc and its subsidiaries Mikite Gold Resources Limited, a Ghanaian company (100%) and Allied Mining and Supply LLC, a Nevada limited liability company (100%). Allied Mining and Supply LLC also has one 100% owned subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd which are 100% consolidated in the financial statements. All material inter-company accounts and transactions have been eliminated.

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

Reclassification

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings. The Company reclassified prepaid expenses-stock related from the equity section of the balance sheet to the current assets section.

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

Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has potentially dilutive common shares consisting of warrants, which are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss.

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

Stock Based Compensation

The Company has on occasion issued stock in lieu of cash to various vendors for services rendered. The Company has adopted FASB ASC 718-10, "Compensation-Stock Compensation", which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

A summary of stock based compensation for the reporting periods follows:

                                                        2010              2009
                                                      --------          --------
Management stock bonus compensation                    297,500             --

Exploration Stage Company

The Company complies with Accounting Standards Codification (ASC) Topic 915 for its characterization of the Company as exploration stage. All losses accumulated since inception has been considered as part of the Company's exploration stage activities.

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

Asset Retirement Obligation

The Company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At December 31, 2010, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the financial statements for the years ended December 31, 2010 and December 31, 2009.

Property, Plant and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

               Furniture and Fixtures      5 - 7 Years
               Equipment                   3 - 5 Years

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the years ended December 31, 2010 and 2009 the Company impaired $0 and $3,450, respectively.

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

The Company has reviewed other recently issued accounting pronouncements thru ASU 2011-09 and believes none will have any material impact on our financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss of $2,358,770 during its exploration stage. This raises substantial doubt about the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

It should be noted that all mining, mineral and oil and gas companies show a loss in their exploration stage of each project. By its very nature the exploration phase has only expenditures with no income. To expect otherwise is not reality. In the exploration stage almost all of the expenditures are expensed and not capitalized. After the exploration stage of a project then the production phase begins. In this phase revenues are beginning to be made and a match of revenue and expenses can take place. In the production phase many of the expenses are capitalized and spread over the expected life of the mining project. During the years 2010 and 2009 the company continued in the exploration phase.

Sunergy will continue to seek additional funds from its investors to complete its exploration stages, that is to say the stage of determining if a particular project is economically feasible. Once this is determined then production will begin.

NOTE 4.  PURCHASE OF ALLIED MINING AND SUPPLY LLC.

On October 18, 2010, the Company entered into a membership purchase agreement with Allied Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada Limited Liability company, which owns the rights to Exploration License #EXPL 5/2009 on the 140 sq km Pampana River concession in Sierra Leone, West Africa along with various exploration equipment.

In consideration for the purchase of the membership interests, the Company agreed to issue 100,000,000 units at a market price of $0.0029 to Allied Mining. Each unit consists of one share of restricted stock, one 12 month share purchase warrant exercisable at $0.0025 per share and one 12 month share purchase warrant exercisable at $0.005 per share. The value of the purchase is based on the market price of the stock issued and the fair value of the warrants as calculated using the Black-Sholes option pricing model.

Because the shares were not issued until January 2011 the Company recorded the purchase allocating market value of the stock to Stock Payable and the value of the warrants to Additional Paid in Capital as follows:

             Cash                                         $     39
             Pampana River Concession                      753,497
                                                          --------
                  TOTAL ASSETS                            $753,536
                                                          ========
             Accounts payable                               42,725
                                                          --------
                  TOTAL LIABILITIES                       $ 42,725
                                                          ========
             Net assets in excess of liabilities          $710,811
                                                          ========

             Stock payable                                $290,000
             Additional paid in capital                    420,811
                                                          --------
                  TOTAL COST OF ACQUSITION                $710,811
                                                          ========

The condensed pro forma balance sheets and statements of operations as if the acquisition of Allied Mining and Supply, LLC had taken place on January 1, 2009 and includes the years ended December 31, 2009 and 2010 as follows:

BALANCE SHEET

                                                                         Year Ended December 31, 2009
                                                       --------------------------------------------------------------
                                                                           Allied
                                                                          Mining &
                                                       Sunergy, Inc.     Supply LLC         Purchase          Pro
                                                          Actual            Actual         Adjustments       Forma
                                                        ----------        ----------       -----------     ----------
ASSETS

Current Assets
  Cash and cash equivalents                             $       54        $    3,348       $       --      $    3,402
  Prepaid expense                                           33,333                --               --          33,333

Long Term Assets
  Exploratory properties                                 1,000,000                --               --       1,000,000
  Property, plant and equipment                                 --             5,000               --           5,000
                                                        ----------        ----------       ----------      ----------

Total Assets                                            $1,033,387        $    8,348       $       --      $1,041,735
                                                        ==========        ==========       ==========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities              $   31,222        $       --       $       --      $   31,222
  Accruals - related party                                  93,859                --               --          93,859
  Operational advances - related party                      22,950                --               --          22,950
  Notes payable                                            237,500                --               --         237,500
  Notes payable - related party                            250,000                --               --         250,000
                                                        ----------        ----------       ----------      ----------
Total current liabilities                                  635,531                --               --         635,531
                                                        ----------        ----------       ----------      ----------
Stockholders' Equity
  Common Stock                                             537,975                --                          537,975
  Additional paid in capital                               340,283            10,500               --         350,783
  Subscriptions payable                                    143,400                --               --         143,400
  Accumulated deficit during development stage            (623,802)           (2,152)              --        (625,954)
                                                        ----------        ----------       ----------      ----------
Total stockholders' deficit                                397,856             8,348               --         406,204
                                                        ----------        ----------       ----------      ----------

Total Liabilities and stockholders' deficit             $1,033,387        $    8,348       $       --      $1,041,735
                                                        ==========        ==========       ==========      ==========

BALANCE SHEET

                                                                         Year Ended December 31, 2010
                                                       --------------------------------------------------------------
                                                                           Allied
                                                                          Mining &
                                                       Sunergy, Inc.     Supply LLC         Purchase          Pro
                                                          Actual            Actual         Adjustments       Forma
                                                        ----------        ----------       -----------     ----------
ASSETS

Current Assets
  Cash and cash equivalents                             $    47,402      $    49,849       $        --     $    97,251
  Deposits                                                       --           50,000                --          50,000

Long Term Assets
  Exploratory properties                                  1,000,000               --           753,497       1,753,497
  Property, plant and equipment                                  --            2,254                --           2,254
                                                        -----------      -----------       -----------     -----------

Total Assets                                            $ 1,047,402      $   102,103       $   753,497     $ 1,903,002
                                                        ===========      ===========       ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities              $   (35,124)     $    42,725       $        --     $     7,601
  Accruals - Related Party                                       --               --                --              --
  Operational Advances - Related Party                       83,991               --                --          83,991
                                                        -----------      -----------       -----------     -----------
Total Current Liabilities                                    48,867           42,725                --          91,592
                                                        -----------      -----------       -----------     -----------
Stockholders' Equity
  Common Stock                                              946,198               --           100,000       1,049,198
  Additional paid in capital                              1,781,661          316,650           610,810       2,709,121
  Prepaid expense-stock related                                  --               --                --              --
  Subscriptions payable                                     414,861               --                --         414,861
  Accumulated deficit during development stage           (2,144,185)        (257,272)           42,687      (2,358,770)
                                                        -----------      -----------       -----------     -----------
Total stockholders' deficit                                 998,535           59,378           753,497       1,811,410
                                                        -----------      -----------       -----------     -----------

Total Liabilities and stockholders' deficit             $ 1,047,402      $   102,103       $   753,497     $ 1,903,002
                                                        ===========      ===========       ===========     ===========

STATEMENT OF OPERATIONS

                                                      Year Ended December 31, 2009
                                         -----------------------------------------------------
                                                                 Allied
                                                                Mining &
                                         Sunergy, Inc.         Supply LLC
                                            Actual               Actual             Pro Forma
                                          ----------           ----------           ----------
Income                                    $      --            $      --            $      --
                                          ---------            ---------            ---------
Operating Expenses
  General and administrative                 17,746                2,152               19,898
  Management compensation                    71,500                   --               71,500
  Rent-related party                          2,000                   --                2,000
  Accounting and audit fees                  26,436                   --               26,436
  Legal fees                                 15,665                   --               15,665
  Consulting fees                           153,712                   --              153,712
  Exploration costs                          25,681                   --               25,681
                                          ---------            ---------            ---------
Total expenses                              312,740                2,152              314,892
                                          ---------            ---------            ---------
Net loss from operations                   (312,740)              (2,152)            (314,892)

Other expenses
  Interest expense-related party            (20,000)                  --              (20,000)
                                          ---------            ---------            ---------

Net loss                                  $(332,740)           $  (2,152)           $(334,892)
                                          =========            =========            =========

STATEMENT OF OPERATIONS

                                                            Year Ended December 31, 2010
                                          -----------------------------------------------------------------
                                                               Allied
                                                              Mining &
                                          Sunergy, Inc.      Supply LLC        Purchase           Pro
                                             Actual            Actual        Adjustments         Forma
                                          ------------      ------------     -----------      ------------
Income                                    $        --       $        --      $        --      $        --
                                          -----------       -----------      -----------      -----------
Operating Expenses
  General and administrative                  143,043                --               --          143,043
  Management salary                            71,000                --               --           71,000
  Fair value differential for stock
   issued to settle management
   compensation                               297,500           297,500
  Professional fees                            71,809                --               --           71,809
  Exploration costs                            27,556           255,119         (174,686)         107,989
                                          -----------       -----------      -----------      -----------
Total expenses                                610,908           255,119         (174,686)         691,341
                                          -----------       -----------      -----------      -----------
Net loss from operations                     (610,908)          174,686         (691,341)
                                                                                                 (255,119)
Other expenses
  Interest expense-related party                   --                --               --
  Interest expense                         (1,043,628)               --               --       (1,043,628)
                                          -----------       -----------      -----------      -----------
Total other expenses                       (1,043,628)               --               --       (1,043,628)
                                          -----------       -----------      -----------      -----------
Net loss                                  $(1,654,536)      $  (255,119)     $   174,686      $(1,734,969)
                                          ===========       ===========      ===========      ===========

The $174,686 purchase adjustment is the accumulated deficit thru the date of purchase of October 18, 2010.

NOTE 5.  RESTATEMENT

As a result of the review of the Company's valuation methods for shares issued for services during 2009 the Company discovered that shares granted for services were improperly valued. On March 1, 2009 the Company granted the issuance of 5,000,000 common shares originally valued at $0.06 per share or $300,000 for one year consulting services and recorded as prepaid expense. The market price of the stock on March 1, 2009 was $.04 per share resulting in the Company overstating the value of the shares by $100,000. The effect of the restatement was to decrease additional paid in capital by $100,000, prepaid expenses by $16,677 and decrease net loss by $83,333. Accumulated deficit at the beginning of 2010 was decreased by $83,333 for the effect of the restatement of 2009.

The effect of the restatement on results of operations and financial position as of and for the years ended December 31, 2009 is as follows:

                                                         As Previously
                                                           Reported               Restated
                                                          December 31,           December 31,
                                                             2009                   2009
                                                         ------------           ------------
Total assets                                             $  1,000,054           $  1,033,387
                                                         ============           ============

Total liabilities                                             635,531                635,531

Stockholders' Equity
  Common Stock                                                537,975                537,975
  Additional paid in capital                                  440,283                340,283
  Subscriptions payable                                       143,400                143,400
  Prepaid expense - stock related                             (50,000)                    --
  Accumulated deficit during exploration stage               (707,135)              (623,802)
                                                         ------------           ------------
Total stockholders' equity                                    364,523                397,856
                                                         ------------           ------------

Total Liabilities and stockholders' equity               $  1,000,054           $  1,033,387
                                                         ============           ============

Income                                                   $         --           $         --
                                                         ------------           ------------

Total operating expenses                                      396,073                312,740
                                                         ------------           ------------

Net loss from operations                                     (396,073)              (312,740)
Total other expenses                                          (20,000)               (20,000)
                                                         ------------           ------------

Net loss                                                 $   (416,073)          $   (332,740)
                                                         ============           ============

Loss per share-basic                                     $      (0.00)          $      (0.00)
                                                         ------------           ------------
Weighted average number of shares-basic                   536,851,712            536,851,712
                                                         ------------           ------------

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2010, Sunergy, Inc. was an exploration company. The main thrust of our testing has been in the Sierra Leone concession with our wholly owned subsidiary, Allied Mining & Supply LLC. We purchased some computers in December 2010 and because they were not put into service until January 2011 we have not recorded any depreciation.

As of December 31, 2010, the Company had made a deposit of $50,000 on the purchase of custom dredging equipment for which the purchase was finalized during the 1st quarter of 2011.

Property, Plant and Equipment consisted of the following at December 31, 2010 and 2009:

                                                    2010              2009
                                                  --------          --------

   Office furniture and equipment                 $  2,254          $     --
   Accumulated depreciation                             --                --
                                                  --------          --------
         Property, plant and equipment - net      $  2,254          $     --
                                                  ========          ========

NOTE 7. MINERAL PROPERTIES

Hummingbird Claim

On April 10, 2003, the Company executed a mineral property staking and sales agreement and acquired a 100% undivided right, title and interest in and to the Hummingbird Claims located in the province of British Columbia, Canada. The Company incurred exploration costs of $933 and $1,834 for the years ended December 31, 2009 and 2008, respectively. From inception to date the Company incurred exploration costs of $13,872 on the Hummingbird Claims. As of June 30, 2009, the Company decided to abandon the Hummingbird Claims and the asset acquired for $3,450 was fully impaired.

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

On December 30, 2008, the Company entered into a promissory note in the amount of $250,000 with a shareholder of the Company (see Note 9) who satisfied the Company's aggregate consideration of $250,000 that were due by December 31, 2008.

During the year ended December 31, 2008, the Company paid $12,500 to the holder of the Nyinahin Mining Concession which was credited toward the $250,000 obligation due on April 30, 2009.

On July 30, 2009, the Company entered into an agreement to settle the final payment balance of $237,500. The holder agreed to receive 20,000,000 restricted shares of common stock valued at $0.0125 per share or $250,000 in settlement and the previous $12,500 payment recorded as interest expense for late payment. The common stock was not issued in a timely fashion and subsequently the holder assigned the debt. The Company has since settled with the assignees.

The vendor shall retain a 5% Net Smelter Return on the Property.

Pampana River Concession

On October 18, 2010, the Company entered into a membership purchase agreement with Allied Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada Limited Liability company, which owns the rights to Exploration License #EXPL 5/2009 on the 140 sq km Pampana River concession in Sierra Leone, West Africa.

In consideration for the purchase of the membership interests, the Company agreed to issue 100,000,000 units at a deemed price of $0.0025 to Allied Mining. Each unit consists of one share of restricted stock valued at $0.0029 per share or $290,000, one 12 month share purchase warrant exercisable at $0.0025 per share valued at $223,501 and one 12 month share purchase warrant exercisable at $0.005 per share valued at $197,312. The value of the purchase is based on the market price of the stock issued and the fair value of the warrants issued.

NOTE 8.  STOCKHOLDERS' EQUITY

Common Stock

The Company originally had 75,000,000 shares of common stock authorized at a $0.001 par value and on September 16, 2006 executed a 5:1 forward stock split bringing the authorized common shares to 375,000,000 with a par value of $0.001 per share and the issued and outstanding shares as of September 16, 2006 from 10,139,500 to 50,697,500 shares. On August 17, 2010 the Company executed a 10:1 forward stock split increasing the authorized common shares to 3,750,000,000 and the issued and outstanding shares from 94,619,788 to 946,197,880 shares. The stock splits are retroactively applied to these financial statements resulting in an increase in the number of shares outstanding and a decrease in issued price per share.

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

     * On March 1, 2009, the Company issued 5,000,000 common shares valued at $0.04 per share or $200,000 for one year consulting services and recorded as prepaid expense.o

     * On June 3, 2010 the Company issued 20,000,000 common shares valued at $0.0065 per share to its officers for executive services with an aggregate market value of $130,000.

     * On June 30, 2010 the Company issued 75,000,000 common shares valued $0.0058 per share or $432,500 in full settlement of a $250,000 note and $12,500 accumulated interest and $170,000 additional interest resulting from the fair value differential.

     * On June 3, 2010 the Company issued 40,992,880 common shares at $0.0035 per share for the $143,400 stock payable.

     * On July 30, 2010, the Company issued 25,000,000 common shares at $0.0067 per share to its officers for executive services. A total value of $167,500 was recorded as compensation expense.

     * Between July 15 and July 22, 2010, the Company issued 39,980,000 common shares to settle $67,980 worth of debts. The fair value of the shares on the date of issuance was $0.004 per share for a total value of $175,790 which was allocated as $67,980 to the debt and $107,810 to interest expense.

     * On July 15, 2010, the Company issued 14,700,000 common shares to settle $24,990 debt. The fair value of the shares on the date of issuance was $0.004 per share total value of $58,800 which was allocated as $24,990 to the debt and $33,810 to interest expense.

     * On July 10, 2010, the Company issued 17,650,000 common shares to settle $30,000 debt. The fair value of the shares on the date of issuance was $0.004 per share total value of $70,600 which was allocated as $30,000 to the debt and $40,600 to interest expense.

     * On August 13, 2010, the Company issued 150,000,000 common shares to settle $255,000 debt. The fair value of the shares issued on the date of each individual settlement was $724,000 resulting in the company allocating $237,500 to the note, $17,500 to accrued interest and $469,000 to interest expense.

     * On August 19, 2010, the Company issued 10,800,000 common shares at $0.004 per share for $18,361 executive services with a fair value of $43,200. Also, the Company issued 14,100,000 common shares to settle $23,932 in debt. The fair value of the shares on the dates of issuance was $0.015 per share with a total value of $211,500 which was allocated as $23,932 to the debt and $187,568 to interest expense.

     * On October 18, 2010, the Company issued 100,000,000 units which consist of one share of common stock, one 12 month warrant exercisable at $0.0025 and one 12 month warrant exercisable at $0.005 per share. The fair value of the shares issued on the date of the agreement plus the value of the warrants was $710,811. The 100,000,000 shares were valued as of the closing price on October 18, 2010 of $.0029 resulting in a value of $290,000. The warrants were valued using the Black-Scholes pricing model using a one year term, 231% volatility and a .23% risk free rate. The total value of the warrants is $420,811 and recorded in additional paid in capital. See Note 4 for further information regarding the purchase price allocation.

     * During the last quarter of 2010, the Company received cash in the amount of $313,500 for prepaid stock subscriptions at $0.0025. On January 11, 2011, the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 per share to satisfy the subscriptions.

     * On December 15, 2010, the Company settled $47,500 in accounts payable through the execution of a subscription to issue 19,000,000 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors. The shares were not issued as of December 31, 2010 and consequently have been recorded as stock payable.

Contributed Capital

     * During the year ended 2004, an officer donated services valued at $401 which was treated as contributed capital.

     * During the year ended 2005, an officer donated services valued at $938 which was treated as contributed capital.

     * During the year ended 2006, an officer donated services valued at $1,959 which was treated as contributed capital.

     * During the year ended 2009, an officer donated services valued at $1,010 which was treated as contributed capital.

     * During the quarter ended March 31, 2010, an officer paid expenses on behalf of the Company valued at $4,000 which was treated as contributed capital.

     * During the quarter ended June 30, 2010, an officer paid expenses on behalf of the Company valued at $4,960 which was treated as contributed capital.

Stock Payable

As of March 30, 2009, the Company received the benefit of either cash or payment of outstanding liabilities with the aggregate total of $143,400 from non-related individuals as prepaid subscriptions for common stock. On June 3, 2010, 40,992,880 common shares were issued to satisfy the subscriptions.

During the last quarter of 2010, the Company received cash in the amount of $313,500 for prepaid stock subscriptions at $0.0025. The shares were not issued as of December 31, 2010 and consequently have been recorded as stock payable.

During the fourth quarter of 2010, the Company settled $53,861 of accrued consulting services payable through the execution of a subscription to issue 22,779,960 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors. The shares were not issued as of December 31, 2010 and consequently have been recorded as stock payable.

On December 15, 2010, the Company settled $47,500 in accounts payable through the execution of a subscription to issue 19,000,000 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors. The shares were not issued as of December 31, 2010 and consequently have been recorded as stock payable.

Outstanding Warrants

On October 20, 2008, the Company issued 6,000,000 two-year detachable warrants exercisable at $0.025 per share and considered the value of the warrants as a stock issue cost netted against paid in capital. The warrants have now expired.

On October 18, 2010, the Company authorized the issuance of 100,000,000 one year warrants exercisable at $0.0025 and 100,000,000 one year warrants exercisable at $0.005 per share. The warrants were issued as consideration for the acquisition of Allied Mining and subsidiary. See Note 4 for further discussion. The warrants were valued using the Black-Scholes pricing model using a one year term, 231% volatility and a .23% risk free rate. The total value of the warrants is $420,811.

During the last quarter of 2010, the Company received cash in the amount of $313,500 for prepaid stock subscriptions at $0.0025. The units consisted of one share of the Company's common stock and one 12 month purchase warrant exercisable at $0.005 per share.

Information relating to warrant activity during the reporting period follows:

                                                                       Weighted
                                                                       Average
                                                        Number of      Exercise
                                                        Warrants        Price
                                                        --------        -----
Total Warrants outstanding at December 31, 2009         6,000,000       0.0025

  Plus:  Warrants Issued                              100,000,000       0.0025
                                                      100,000,000       0.005
                                                      125,400,000       0.005
  Less: Warrants Exercised                                     --          --
  Less: Warrants Expired                               (6,000,000)      0.25
                                                      -----------
Total Warrants outstanding at December 31, 2010       325,400,000
                                                      ===========

On December 31, 2010 the Company had warrants outstanding for the purchase of an aggregate of 325,400,000 shares of its common stock, which are summarized in the table below:

             Warrants              Exercise           Expiration
           Outstanding              Price               Date
           -----------              -----               ----
           100,000,000              0.0025           11-Jan-2012
           100,000,000              0.005            11-Jan-2012
           125,400,000              0.005            11-Jan-2012

NOTE 9. SHORT AND LONG TERM LIABILITIES

Accounts Payable and Accrued Liabilities

A summary of accounts payable and accrued liabilities for the reporting period follows:

                                                  31-Dec-10           31-Dec-09
                                                  ---------           ---------
Accounts Payable                                  $  7,601            $ 31,222
Accrued Interest                                        --              20,000
                                                  --------            --------
Total Accounts Payable and Accruals               $  7,601            $ 51,222
                                                  ========            ========

NOTE 10. RELATED PARTY TRANSACTIONS

Accruals - Related Party

Related Party transactions include accruals of unpaid management and director fees, rent for a facility owned by a corporate officer, and interest accrued on the note held by a shareholder. During the 4th quarter of 2010 the management and directors agreed to settle $53,861 in accrued fees via the issuance of 22,779,960 shares of common stock. The shares were not issued as of December 31, 2010 and thus the amounts were recorded as stock payable as of December 31, 2010. Summary of balance follows:

                                                  31-Dec-10           31-Dec-09
                                                  ---------           ---------
Management & Director Fees                        $     --            $ 73,859
                                                  ========            ========

Operational Advances

Operational advances are short term, unsecured, non-interest bearing operational loans made by various related parties to maintain day to day operations. Summary of balance follows:

                                                  31-Dec-10           31-Dec-09
                                                  ---------           ---------
Operational Advances                              $ 83,991            $ 22,950

Notes Payable

On June 30, 2010, we issued 7,500,000 common presplit shares (75,000,000 post split shares) with a market value of $0.058 per share or $432,500 on the date authorized by the Board in full settlement of the $250,000 note issued to the accredited third party investors, including, $12,500 accumulated interest and $170,000 additional interest resulting from the fair value differential.

On August 13, 2010, we entered into debt settlement agreements and issued 15,000,000 common presplit shares (150,000,000 post split shares) with a market value of $0.048 per share or $$724,000 to the above referenced private accredited investor group to settle the $237,500 debt that had been previously payable to General Metals Corporation including $17,500 in accrued interest and $469,000 in interest expense. This transaction completed the retirement of all debt associated with the Nyinahin Concession purchased from General Metals.

A summary of the outstanding balance for the year ended December 31, 2010 and 2009 follows:

                                                  31-Dec-10           31-Dec-09
                                                  ---------           ---------
Notes Payable                                     $      --           $ 250,000
Notes Payable                                            --             237,500
                                                  ---------           ---------
Total Notes Payable                               $      --           $ 487,500
                                                  =========           =========

NOTE 11. PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740 "Income Taxes" which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $274,555 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $784,443. The total valuation allowance is $274,555. Details for the years ended December 31, 2010 and 2009 follow:

                                                    Year                Year
                                                    Ended               Ended
                                                  31-Dec-10           31-Dec-09
                                                  ---------           ---------
Deferred Tax Asset                                $ 274,555           $ 144,877
Valuation Allowance                                (274,555)           (144,877)
                                                  ---------           ---------
Income Tax Expense                                $      --           $      --
                                                  =========           =========

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

                                      Net
                                   Operating
                   Period            Loss          Expiration
                   ------            ----          ----------
                     2003        $   30,313           2023
                     2004            41,362           2024
                     2005            26,093           2025
                     2006            39,746           2026
                     2007            55,103           2027
                     2008            98,445           2028
                     2009           122,873           2029
                     2010           370,508           2030
                                 ----------
                Total NOL        $  774,443
                                 ==========

NOTE 12. SUBSEQUENT EVENTS

On January 11, 2011, the Company issued 125,400,000 units in a private placement, raising gross proceeds of $313,500 at $0.0025 per unit. Each unit consists of one share of restricted common stock and one 12 month share purchase warrant exercisable at $0.005 per share.

On January 11, 2011, the Company issued 77,659,960 units were issued at market value to settle $101,361 stocks payable, and pay for $50,100 consulting services. Each unit consists of one share of restricted common stock and one 12 month share purchase warrant exercisable at $0.005 per share. Of the issued shares 17,940,000 were issued by mistake and will be returned and cancelled. As of December 21, 2011 these share have still not been cancelled.

On January 11, 2011, the Company issued 12,000,000 restricted common shares in error which will be returned and cancelled. As of December 21, 2011 these share have still not been cancelled.

On February 4, 2011 the Company issued 10,000,000 restricted shares with a market value of $0.007 per share to its Board of Directors for services.

On May 3, 2011 the Company issued 1,000,000 restricted common shares for $5,000 cash for the exercise of 1,000,000 warrants.

On June 22, 2011 the Company issued 13,000,000 units consisting of one restricted common share and one 12 month warrant exercisable at $0.005 and 1,200,000 units consisting of one common share and one 12 month warrant exercisable at $0.0075 as incentive to make equipment loans to the Company. Each unit was issued at the market value of shares.

On June 22, 2011 the Company issued 1,200,000 units for cash at $0.025 per unit with each unit consisting of one restricted common share and one 12 month warrant exercisable at $0.005 and 35,642,852 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.006.

On June 22, 2011 the Company issued 100,000,000 units consisting of one restriceted common share and one 12 month warrant exercisable at $0.007 for cash at $0.0035 per unit. Upon exercise each original warrant will be issued an incentive warrant if exercised within seven months. The number of incentive warrants issued for each original warrant exercised will decrease to 80%, 70%, 60%, 50%, and 40% if exercised on the 8th, 9th, 10th, 11th or 12th month respectively. Incentive warrants will be exercisable at a 30% discount of the preceding five day average price per share.

During the third quarter 2011 the Company issued 10,000,000 restricted common shares for the exercise of warrants at $0.0025 per share, 8,000,000 common shares for the exercise of warrants at$0.005 per share, 3,000,000 common shares for various services at market price and 10,357,142 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share.

During the period ended November 30, 2011 the Company issued 22,000,000 restricted common shares to settle $52,500 debt, 1,428,571 units at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share, 4,500,000 shares for consulting service at $0.0055 per share, 6,000,000 units at $0.0055 per unit for consulting services with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 per share and 5,000,000 common share for cash in the exercise of warrants at $0.0025 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 27, 2010, we dismissed BDO Canada LLP, and authorized the engagement of Gruber & Company LLC as our auditor.

On May 11, 2011, we dismissed Gruber & Company LLC. On May 23, 2011 we engaged the audit firm of De Joya Griffith & Company LLC.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date these relationships ended.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance's with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of December 31, 2010.

Based on its evaluation under the framework in Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

Based on our management's evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

     (i) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2010, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

     (ii) There is a lack of sufficient supervision and review by our management;

     (iii) Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

     (iv) Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters, including stock based compensation which resulted in a restatement of our 2009 financial statements. Management corrected any errors prior to the release of our company's December 31, 2010 financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

SHARE ISSUANCES

On June 3, 2010 the Company issued 20,000,000 common shares valued at $0.0065 per share to its officers for executive services with an aggregate market value of $130,000.

On June 30, 2010 the Company issued 75,000,000 common shares valued $0.0058 per share or $432,500 in full settlement of a $250,000 note and $12,500 accumulated interest and $170,000 additional interest resulting from the fair value differential.

On June 3, 2010 the Company issued 40,992,880 common shares at $0.0035 per share for the $143,400 stock payable.

On July 30, 2010, the Company issued 25,000,000 common shares at $0.0067 per share to its officers for executive services. A total value of $167,500 was recorded as compensation expense.

Between July 15 and July 22, 2010, the Company issued 39,980,000 common shares to settle $67,980 worth of debts. The fair value of the shares on the date of issuance was $0.004 per share for a total value of $175,790 which was allocated as $67,980 to the debt and $107,810 to interest expense.

On July 15, 2010, the Company issued 14,700,000 common shares to settle $24,990 debt. The fair value of the shares on the date of issuance was $0.004 per share total value of $58,800 which was allocated as $24,990 to the debt and $33,810 to interest expense.

On July 10, 2010, the Company issued 17,650,000 common shares to settle $30,000 debt. The fair value of the shares on the date of issuance was $0.004 per share total value of $70,600 which was allocated as $30,000 to the debt and $40,600 to interest expense.

On August 13, 2010, the Company issued 150,000,000 common shares to settle $255,000 debt. The fair value of the shares issued on the date of each individual settlement was $724,000 resulting in the company allocating $237,500 to the note, $17,500 to accrued interest and $469,000 to interest expense.

On August 19, 2010, the Company issued 10,800,000 common shares at $0.004 per share for $18,361 executive services with a fair value of $43,200. Also, the Company issued 14,100,000 common shares to settle $23,932 in debt. The fair value of the shares on the dates of issuance was $0.015 per share with a total value of $211,500 which was allocated as $23,932 to the debt and $187,568 to interest expense.

On August 17, 2010 we executed a 10:1 forward stock split increasing its authorized common stock from 375,000,000 to 3,750,000,000 shares which increase our issued and outstanding share balance from 94,619,788 to 946,197,880 common shares.

On October 18, 2010, the Company issued 100,000,000 units which consist of one share of common stock, one 12 month warrant exercisable at $0.0025 and one 12 month warrant exercisable at $0.005 per share. The fair value of the shares issued on the date of the agreement plus the value of the warrants was $710,811. The 100,000,000 shares were valued as of the closing price on October 18, 2010 of $.0029 resulting in a value of $290,000. The shares were not issued until January 2011 and thus have been recorded as stock payable at December 31, 2010. The warrants were valued using the Black-Scholes pricing model using a one year term, 231% volatility and a .23% risk free rate. The total value of the warrants is $420,811 and recorded in additional paid in capital. See Note 6 for further information regarding the purchase price allocation.

During the last quarter of 2010, the Company received cash in the amount of $313,500 for prepaid stock subscriptions at $0.0025. On January 11, 2011, the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 per share to satisfy the subscriptions.

On December 15, 2010, the Company settled $47,500 in accounts payable through the execution of a subscription to issue 19,000,000 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors. The shares were not issued as of December 31, 2010 and consequently have been recorded as stock payable.

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

BRYAN MILLER--PRESIDENT AND DIRECTOR

Prior to joining Sunergy, Inc. in 2010, Mr. Miller co-founder of Allied Mining & Supply Ltd. (AMS), and Allied Renewable Energy. AMS was formed in 2008 as a precious metal prospect generator and contract mining operator in Sierra Leone, West Africa. Mr. Miller continues to serve as Chief Executive Officer of AMS.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

                                                   Number of            Failure
                                                 Transactions           to File
                            Number of Late      Not Reported on        Required
       Name                    Reports          a Timely Basis           Forms
       ----                    -------          --------------           -----
Joseph B. Guerrero (2)          1 (1)                1 (1)               1 (1)
George Polyhronopolous (3)      1 (1)                1 (1)               1 (1)
Christian Brule (4)             1 (1)                1 (1)               1 (1)
Purnendu K. Medhi               1 (1)                1 (1)               1 (1)

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2009 and 2010, our board of directors determined that it did not have a member of its audit committee that qualified as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;

     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                                                                                         Change in
                                                                                          Pension
                                                                                         Value and
                                                                          Non-Equity    Nonqualified
                                                                          Incentive       Deferred
    Name                                               Stock    Option       Plan        Compensation    All Other
and Principal                       Salary     Bonus   Awards   Awards   Compensation     Earnings     Compensation    Total
  Position                  Year      ($)       ($)     ($)       ($)        ($)             ($)           ($)          ($)
-------------               ----    ------     -----   ------   ------   ------------     --------     ------------    -----
Karl A. Baum(1)             2010    13,000       Nil   74,375     Nil         Nil            Nil            Nil        87,375
                            2009    19,000       Nil      Nil     Nil         Nil            Nil            Nil        19,000

Joseph B. Guerrero(2)       2010    14,000       Nil      Nil     Nil         Nil            Nil            Nil        14,000
Former President            2009    13,500       Nil      Nil     Nil         Nil            Nil            Nil        13,500
and Director

Purnendu K. Medhi(3)        2010    19,500       Nil   74,375     Nil         Nil            Nil            Nil        93,875
Director                    2009     9,000       Nil      Nil     Nil         Nil            Nil            Nil         9,000

Robert A. Levich(4)         2010     5,000       Nil   74,375     Nil         Nil            Nil            Nil        79,375
Director                    2009       Nil       Nil      Nil     Nil         Nil            Nil            Nil           Nil

Christian Brule(5)          2010       Nil       Nil      Nil     Nil         Nil            Nil            Nil           Nil
Former President            2009    13,500       Nil      Nil     Nil         Nil            Nil            Nil        13,500
and Director

George Polyhronopolous(6)   2010    19,500       Nil   74,375     Nil         Nil            Nil            Nil        93,875
Former Treasurer,           2009    12,000       Nil      Nil     Nil         Nil            Nil            Nil           Nil
Secretary and
Director

----------
(1) Mr. Baum was appointed as our president and director on March 8, 2010 and resigned on November 2, 2010.
(2) Mr. Guerrero was appointed as our president and a director of our company on September 12, 2008 and resigned on March 8, 2010.
(3)  Mr Medhi was appointed as director of our company on March 11, 2009.
(4)  Mr. Levich was appointed as director of our company on December 21, 2009.
(5) Mr. Brule resigned as our president on September 12, 2008 and as director on November 8, 2009.
(6) Mr. Polyhronopoulos resigned as our treasurer, secretary and director on September 3, 2009.

Effective October 1, 2008, we agreed to pay Joseph B. Guerrero, our then president and director, remuneration for his services at a rate of one thousand five hundred dollars ($1,500) per month. The agreement was for a term of one year and continued thereafter on a month to month basis until terminated on March 8, 2010.

Other than the above described agreement, we have not entered into any formal agreements with any of our directors or officers.

STOCK OPTION GRANTS TO OUR NAMED EXECUTIVE OFFICERS

Our company did not grant any stock options to any named executive officers during the year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no outstanding equity awards granted to any named executive officer as of December 31, 2010.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended December 31, 2010.

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

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUTIVE OFFICERS AND OTHER MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or obligation currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                      Amount and Nature
  Name and Address                  of Beneficial Ownership      Percentage and
of Beneficial Owner                     (Common Shares)             Class (1)
-------------------                     ---------------             ---------
Bryan Miller (2)                           14,535,500                   .97%

Karl Baum (3)                              22,638,022                  1.52%

Joseph B. Guerrero (4)                     14,700,000                   .98%
8711 E Paraiso Drive
Scottsdale AZ 85255

Purnendu K. Medhi (5)                      24,980,000                  1.67%
1002 East Shadow Ridge Road
Casa Grande, AZ 85222

Robert A. Levich (6)                       27,779,960                  1.87%
405 Norwood Lane
Las Vegas NV 89107

Directors and Executive Officers
 as a Group(1)                            104,633,482                  7.01%

Holder of 10% of more                             Nil                   Nil

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2010. As of November 30, 2011, there were 1,493,586,405 shares of our company's common stock issued and outstanding.
(2)  Mr. Miller was appointed as our President and Director on November 2, 2010
(3) Mr. Baum was appointed our President and Director on March 8, 2010 and resigned on November 2, 2010.
(4) Mr. Guerrero was appointed as our president and a director of our company on September 12, 2008 and resigned on March 8, 2010.
(5)  Mr Medhi was appointed as director of our company on March 11, 2009.
(6)  Mr. Levich was appointed as director of our company on December 21, 2009.

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

ACCRUALS - RELATED PARTY

Related Party transactions include accruals of unpaid management and director fees, rent for a facility owned by a corporate officer, and interest accrued on the note held by a shareholder. During the 4th quarter of 2010 the management and directors agreed to settle $53,861 in accrued fees via the issuance of 22,779,960 shares of common stock to the following related parties:

                                                     Amount          Shares
                                                   ---------       ----------
Karl Baum (former officer and director)            15,500.00        7,400,000
Robert Levich (Director)                           18,391.11        6,979,960
P.K Medhi. (Director)                              11,000.00        4,400,000
George Polous (former officer and director)         9,000.00        4,000,000
                                                   ---------       ----------
Totals                                             53,891.11       22,779,960
                                                   =========       ==========

OPERATIONAL ADVANCES

Operational advances are short term, unsecured, non-interest bearing operational loans made by various related parties to maintain day to day operations. Summary of balance follows:

                                  31-Dec-10        31-Dec-09
                                  ---------        ---------
Operational Advances                83,991           22,950

NOTES PAYABLE

On June 30, 2010, we issued 7,500,000 common presplit shares (75,000,000 post split shares) with a market value of $0.058 per share or $432,500 on the date authorized by the Board in full settlement of the $250,000 note issued to the accredited third party investors, including, $12,500 accumulated interest and $170,000 additional interest resulting from the fair value differential.

On August 13, 2010, we entered into debt settlement agreements and issued 15,000,000 common presplit shares (150,000,000 post split shares) with a market value of $0.048 per share or $$724,000 to the above referenced private accredited investor group to settle the $237,500 debt that had been previously payable to General Metals Corporation including $17,500 in accrued interest and $469,000 in interest expense. This transaction completed the retirement of all debt associated with the Nyinahin Concession purchased from General Metals.

A summary of the outstanding balance for the year ended December 31, 2010 and 2009 follows:

                                  31-Dec-10         31-Dec-09
                                  ---------         ---------
Notes Payable                     $      --         $ 250,000
Notes Payable                            --           237,500
                                  ---------         ---------
Total Notes Payable               $      --         $ 487,500
                                  =========         =========

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                   Year Ended
                                    December 31, 2010      December 31, 2009
                                    -----------------      -----------------
Audit Fees                              $25,000                $7,500
STSTAudit Related Fees                      Nil                   Nil
Tax Fees                                    Nil                   Nil
All Other Fees                              Nil                   Nil
Total                                       Nil                $7,500

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

(b)  Exhibits

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)

(10)     MATERIAL CONTRACTS

10.1 Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)

10.2 Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

10.3 Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

10.4 Membership Purchase Agreement dated October 18, 2010 between our company and Allied Mining and Supply, LLC. (incorporated by reference as exhibit 10.1 of the form 8-K filed on February 4, 2011)

(14)     CODE OF ETHICS

14.2     Code of Ethics and Business Conduct

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

SUNERGY, INC.


By: /s/ Bryan Miller
   -------------------------------------------------
   Bryan Miller, President and Director
   (Principal Executive Officer, Principal Accounting
   Officer, Principal Financial Officer)
Date: December 27, 2011

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
   (Principal Executive Officer)              Date: December 27, 2011
Date: December 27, 2011


By: /s/ Robert A. Levich                      By: /s/ Mark Shelley
   ------------------------------                 ------------------------------
   Robert A. Levich                               Mark Shelley
   Director                                       Director, Secretary, Treasurer
Date: December 27, 2011                       Date: December 27, 2011