Form 10-Q
period 2011-03-31
SUNERGY INC
filed 2012-02-13
CIK 1261487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2011

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] YES [X] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

1,536,229,260 common shares issued and outstanding as of February 7 , 2012.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                                2011                   2010
                                                                            ------------           ------------
                                                                            (unaudited)              (audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $     34,839           $     97,251
  Deposits                                                                            --                 50,000
  Prepaid financing cost                                                         140,680                     --
                                                                            ------------           ------------
      TOTAL CURRENT ASSETS                                                       175,519                147,251
                                                                            ------------           ------------
LONG TERM ASSETS
  Exploratory properties                                                       1,753,497              1,753,497
  Property and equipment                                                         190,941                  2,254
                                                                            ------------           ------------

      TOTAL ASSETS                                                          $  2,119,957           $  1,903,002
                                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $      7,601           $      7,601
  Accruals - related party                                                        13,500                     --
  Operational advances - related party                                            71,516                 83,991
  Notes payable-(net of $30,984 unamortized discount)                            206,516                     --
                                                                            ------------           ------------
      TOTAL CURRENT LIABILITIES                                                  299,133                 91,592
                                                                            ------------           ------------
      TOTAL LIABILITIES                                                          299,133                 91,592
                                                                            ------------           ------------
STOCKHOLDERS' EQUITY
  Common Stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on March 31, 2011 and December 31, 2010
   is 1,271,257,840 and 1,046,197,880, respectively                            1,271,258              1,046,198
  Additional paid in capital                                                   3,487,441              2,709,122
  Subscriptions payable                                                          120,200                414,861
  Subscriptions receivable                                                      (202,404)                    --
  Accumulated deficit during exploration  stage                               (2,855,671)            (2,358,771)
                                                                            ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                               1,820,824              1,811,410
                                                                            ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,119,957           $  1,903,002
                                                                            ============           ============


        The accompanying notes are an integral part of these statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATION

                                                            Quarter Ended                    From Inception
                                                              March 31,                     January 28, 2003
                                                 ------------------------------------         to March 31,
                                                      2011                  2010                  2011
                                                 --------------        --------------        --------------
INCOME                                           $           --        $           --        $           --
                                                 --------------        --------------        --------------
OPERATING EXPENSES
  General and administrative                             50,522                11,033               247,060
  Management salary                                      13,500                18,000               237,500
  Management stock based compensation                   113,044                    --               410,544
  Rent-related party                                         --                    --                37,500
  Legal fees                                              3,000                    --                57,602
  Professional fees                                      14,500                50,000               344,816
  Exploration costs                                     195,328                 6,500               341,937
                                                 --------------        --------------        --------------
TOTAL EXPENSES                                          389,894                85,533             1,676,959
                                                 --------------        --------------        --------------
Net loss from operations                               (389,894)              (85,533)           (1,676,959)

OTHER EXPENSES
  Interest expense-related party                       (107,006)               (5,000)           (1,178,712)
                                                 --------------        --------------        --------------
TOTAL OTHER EXPENSES                                   (107,006)               (5,000)           (1,178,712)
                                                 --------------        --------------        --------------

NET LOSS                                         $     (496,900)       $      (90,533)       $   (2,855,671)
                                                 ==============        ==============        ==============

Loss per share-basic                             $        (0.00)       $        (0.00)
                                                 --------------        --------------
Weighted average number of shares-basic           1,243,750,512           537,975,000
                                                 --------------        --------------


        The accompanying notes are an integral part of these statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Quarter Ended                   From Inception
                                                                               March 31,                   January 28, 2003
                                                                   ---------------------------------         to March 31,
                                                                       2011                 2010                 2011
                                                                   ------------         ------------         ------------
OPERATING ACTIVITIES
  Net loss                                                         $   (496,900)        $    (90,533)        $ (2,855,671)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Amortized  prepaid expense                                              --                   --              200,000
     Depreciation                                                           113                   --                  113
     Warrants Issued for management fees                                113,044                   --              113,044
     Management stock based compensation                                     --                   --              340,700
     Stock based consulting expense                                      70,000               50,000               70,000
     Non cash interest expense                                          107,006                   --            1,140,634
     Advisory service expense                                            16,500                   --               16,500
  Changes in assets and liabilities
     Increase in accruals-related party                                  13,500               28,000              231,800
                                                                   ------------         ------------         ------------
           NET CASH USED BY OPERATING ACTIVITIES                       (176,737)             (12,533)            (742,880)
                                                                   ------------         ------------         ------------
INVESTMENT ACTIVITIES
  Acquisition of property and equipment                                (103,800)                  --             (168,554)
  Cash acquired through acquisition of subsidiary                            --                   --                   39
                                                                   ------------         ------------         ------------
           CASH USED BY INVESTMENT ACTIVITIES                          (103,800)                  --             (168,515)
                                                                   ------------         ------------         ------------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                     27,000                   --              657,850
  Proceeds from notes payable                                           165,000                   --              165,000
  Contributed capital                                                        --                4,000               13,268
  Operational advances                                                   26,125                9,128              110,116
                                                                   ------------         ------------         ------------
           CASH PROVIDED BY FINANCING ACTIVITIES                        218,125               13,128              946,234
                                                                   ------------         ------------         ------------
Net increase/(decrease) in cash                                         (62,412)                 595               34,839
Cash and cash equivalents, beginning of period                           97,251                   54                   --
                                                                   ------------         ------------         ------------

Cash and cash equivalents, end of period                           $     34,839         $        649         $     34,839
                                                                   ============         ============         ============
SUPPLEMENTAL DISCLOSURE CASH FLOWS FOR:
  Interest                                                         $         --         $         --         $         --
                                                                   ------------         ------------         ------------
  Income taxes                                                     $         --         $         --         $         --
                                                                   ------------         ------------         ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
  Stock issued to settle operational advances                      $    (38,601)        $         --         $   (703,003)
                                                                   ------------         ------------         ------------
  Debt issued to acquire assets                                    $         --         $         --         $    487,500
                                                                   ------------         ------------         ------------
  Stock issued to acquire assets                                   $         --         $         --         $   (500,000)
                                                                   ------------         ------------         ------------
  Assets acquired through acquisition of subsidiary                $         --         $         --         $   (753,497)
                                                                   ------------         ------------         ------------
  Liabilities assumed through acquisition of subsidiary            $         --         $         --         $     42,725
                                                                   ------------         ------------         ------------
  Shares issued to acquire subsidiary                              $         --         $         --         $    290,000
                                                                   ------------         ------------         ------------
  Warrants issued to acquire subsidiary                            $         --         $         --         $    420,811
                                                                   ------------         ------------         ------------
  Shares and warrants issued for financing cost                    $    174,777         $         --         $    174,777
                                                                   ------------         ------------         ------------
  Deposit applied toward acquisition of property and equipment     $     50,000         $         --         $     50,000
                                                                   ------------         ------------         ------------
  Note issued for acquisition of property and equipment            $     35,000         $         --         $     35,000
                                                                   ------------         ------------         ------------


        The accompanying notes are an integral part of these statements.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


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

The Company entered into a purchase agreement, which closed October 18, 2010, to acquire Allied Mining and Supply LLC., a Nevada limited liability company. Allied Mining and Supply LLC also has one subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. As part of the acquisition the Company now has a concession in Sierra Leone. The Company has been in the exploration phase of this concession since the purchase. No revenues have been generated as of yet. This concession, if determined to be economically feasible, may produce gold and rare metals.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

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

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONT.)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America. The Company operates on a December 31 fiscal year end.

REVENUE RECOGNITION

Revenues from services are recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, services have been rendered, payment has been contractually earned and it is reasonably assured that the related receivable or unbilled revenue is collectable. There have been no revenues since inception.

EARNINGS PER SHARE

Basic earnings-per-share excludes dilution and is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has potentially dilutive common shares consisting of warrants, which are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

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

INCOME TAXES

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


INCOME TAXES (CONT.)

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

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONT.)

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

ASSET RETIREMENT OBLIGATION

The Company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At March 31, 2011, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the financial statements for the three month period ended March 31, 2011 and the year ended December 31, 2010.

PROPERTY, PLANT AND EQUIPMENT

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

                Furniture and Fixtures   5 - 7 Years
                Equipment                3 - 5 Years

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


IMPAIRMENT OF LONG-LIVED ASSETS (CONT.)

will be written down to the estimated fair value in the period in which the determination is made. During the period ended March 31, 2011 and the year ended December 31, 2010, no impairment charges were deemed necessary.

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

The Company has reviewed recently issued accounting pronouncements thru ASU 2011-09 and believes none will have any material impact on our financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss of $2,855,671 during its exploration stage. This raises substantial doubt about the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

It should be noted that all mining, mineral and oil and gas companies show a loss in the exploration stage of each project. By its very nature exploration is expenditures with no income. To expect otherwise is not reality. In the exploration stage almost all of the expenditures are expensed and not capitalized. At the end of the exploration phase revenues begin with the production phase and result in a better match of revenue with expenses. In the production phase many expenses are capitalized and spread over the expected life of the mining project.

Sunergy will continue to seek additional funds from its investors to complete its exploration stage of determining when a particular project is economically feasible. Production will begin once a project is determined to be economically feasible then and profit can be expected.

As of March 31, 2011, our expectations were centered on our only mineral concession in Ghana. With the addition of Sierra Leone we have the potential of two highly successful ventures. However, two projects require more initial capital until we enter the production phase with at least one project.

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

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


NOTE 4. PURCHASE OF ALLIED MINING AND SUPPLY LLC. (CONT)

In consideration for the purchase of the membership interests, the Company agreed to issue 100,000,000 units at a market price of $0.0029 to Allied Mining. Each unit consists of one share of restricted stock, one 12 month share purchase warrant exercisable at $0.0025 per share and one 12 month share purchase warrant exercisable at $0.005 per share. The value of the purchase is based on the market price of the stock issued and the intrinsic value of the warrants as calculated using the Black-Sholes option pricing model. The Company recorded the purchase allocating market value of the stock and the value of the warrants to Common Stock and Additional Paid in Capital as follows:

Cash                                                                $     39
Pampana river concession                                             753,497
                                                                    --------

      TOTAL ASSETS                                                  $753,536
                                                                    ========
Accounts payable                                                      42,725
                                                                    --------

      TOTAL LIABILITIES                                             $ 42,725
                                                                    ========

Net Assets in excess of liabilities                                 $710,811
                                                                    ========
Common Stock                                                        $100,000
Additional paid in capital                                           610,811
                                                                    --------

      TOTAL COST OF ACQUSITION                                      $710,811
                                                                    ========

Please refer to the Company's 10-K filing for December 31, 2010 for additional information on Allied Mining and Supply, LLC.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2011 Sunergy, Inc. was an exploration company. The main thrust of our testing has been in the Sierra Leone concession with our wholly owned subsidiary, Allied Mining & Supply LLC. We purchased some computers in December 2010 and additional equipment during the quarter ended March 31, 2011. Since the equipment was not put into service until second quarter of 2011 we have only recorded $113 in depreciation on the Company's office equipment.

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

                                                  March 31,        December 31,
                                                    2011               2010
                                                  --------           --------
Exploration equipment                             $175,000           $     --
Rolling stock                                       10,000                 --
Power generating equipment                           3,800                 --
Office furniture and equipment                       2,254              2,254
                                                  --------           --------
      Subtotal                                    $191,054           $  2,254
                                                  --------           --------
Accumulated depreciation                              (113)                --
                                                  --------           --------

Property, plant and equipment - net               $190,941           $  4,508
                                                  ========           ========

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


NOTE 6. NOTES PAYABLE

During the quarter we issued $237,500 in note payables to various investors, which consisted of $200,000 in loans and $37,500 in interest due at maturity for the purchase of equipment used in exploration. As an incentive for the note holders we also agreed to issue 13,300,000 restricted shares of common stock valued at $93,200 and 13,300,000 share purchase warrants valued at $81,575. During the quarter we amortized $6,516 of interest due at maturity leaving an unamortized discount of $30,984.

Of the above loans, $52,500 were collateralized by 19,000,000 shares of common stock, 14,000,000 one year share purchase warrants exercisable at $0.005 per share, and 5,000,000 one year share purchase warrants exercisable at $0.007 per share. In the event of default, the note holders are able to convert the outstanding balance owed to the common share collateral.

A summary of the outstanding balance for the periods ended March 31, 2011 and December 31, 2010 follows:

                                          31-Mar-11           31-Dec-10
                                          ---------           ---------
             Notes Payable                $ 237,500           $      --
             Interest Discount              (30,984)                 --
                                          ---------           ---------

             Total Notes Payable          $ 206,516           $      --
                                          =========           =========

NOTE 7. STOCKHOLDERS' EQUITY

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

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


COMMON STOCK (CONT.)

A summary of shares issued during the quarter ended March 31, 2011 follows:

     * On December 15, 2010, the Company settled $47,500 in accounts payable through the execution of a subscription to issue 19,000,000 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors The Company issued the 19,000,000 shares on January 11, 2011.

     * On January 11, 2011 the Company issued 18,779,960 units consisting of one common share and one 12 month warrant exercisable at $0.005 for the market price of $0.0025 per unit to satisfy $46,950 of subscriptions payable. The warrants were valued using the Black-Scholes pricing model using a one year term, 289% volatility and a .28% risk free rate. The total value of the warrants is $113,044 and is recorded in additional paid in capital.

     * On January 11, 2011 the Company issued 4,000,000 shares of common stock with a market value of $0.0025 per share to satisfy $10,000 in subscriptions payable.

     * On January 11, 2011 the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for $0.0025 per share or $313,500 cash received and recorded as stock subscription payable during 2010.

     * On January 11, 2011 the Company issued 15,440,000 shares of common stock with a market value of $0.0066 per share or $101,904 to satisfy $38,600 in operational advances with the balance of $63,304 recorded as interest expense.

     * On January 11, 2011 the Company issued 17,940,000 shares of common stock with a market value of $0.0066 per share or $118,404 in error. The holder has agreed to return the shares and the Company has recorded them as subscriptions receivable until returned and cancelled.

     * On January 11, 2011 the Company issued 2,500,000 shares of common stock with a market value of $0.0066 per share or $16,500 for consulting services.

     * On January 25, 2011 the Company issued 12,000,000 shares of common stock with a market value of $0.007 or $84,000 in error. The holder has agreed to return the shares and the Company has recorded them as subscriptions receivable until returned and cancelled.

     * On February 24, 2011 the Company issued 10,000,000 shares of common stock with a market value of $0.007 per share or $70,000 for consulting services and is recorded in exploration expense.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


STOCK PAYABLE

During the quarter ended March 31, 2011, the Company entered into various note payable agreements for the purchase of equipment. As an incentive to enter into these notes, the Company agreed to issue 13,300,000 shares of common stock valued at $93,200 on the date of agreement which was recorded as stock payable.

During the first quarter of 2011, the Company received cash in the amount of $27,000 for prepaid stock subscriptions at $0.0035 for the purchase of 7,714,285 units consisting of one share of common stock and one 12 month warrant exercisable at $0.006 per share. As of March 31, 2011 the shares have not been issued and were recorded as stock payable.

OUTSTANDING WARRANTS

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

On  January  11,  2011,  the  Company  issued   125,400,000  one  year  warrants
exercisable at $0.005 per share. The warrants were issued as consideration for the cash purchase of an equal number of common shares at $0.0035 per share.

On January 11, 2011, the Company issued 18,779,960 one year warrants exercisable at $0.005 per share. The warrants were issued as consideration to settle related party management services. The warrants were valued using the Black-Scholes pricing model using a one year term, 231% volatility and a .28% risk free rate. The total value of the warrants is $113,044.

During the first quarter of 2011, the Company issued 13,000,000 one year warrants exercisable at $0.005 per share and 300,000 one year warrants exercisable at $0.0075 per share. The warrants were issued as incentive to obtain equipment loans. The warrants were valued using the Black-Scholes pricing model using a one year term, 289% volatility and a risk free rate ranging from ..023% to .027%. The total value of the warrants is $81,577.

During the first quarter of 2011, the Company issued 7,714,285 one year warrants exercisable at $0.006 per share. The warrants were issued as an incentive to obtain cash purchase of common stock.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


OUTSTANDING WARRANTS (CONT.)

Information relating to warrant activity during the reporting period follows:

                  Warrants            Exercise          Expiration
                Outstanding             Price              Date
                -----------             -----              ----
                100,000,000             0.0025          11-Jan-2012

                100,000,000             0.005           11-Jan-2012

                125,400,000             0.005           11-Jan-2012

                 18,779,960             0.005           11-Jan-2012

                  5,000,000             0.005           25-Jan-2012

                  2,000,000             0.005           22-Feb-2012

                  5,000,000             0.005           28-Feb-2012

                    500,000             0.005           22-Mar-2012

                    300,000             0.0075          30-Mar-2012

                    500,000             0.005           31-Mar-2012

                  1,000,000             0.006           13-Mar-2012

                  5,714,285             0.006           22-Mar-2012

                  1,000,000             0.006           25-Mar-2012
                -----------

          Total 365,194,245
                ===========

On March 31, 2011 the Company had warrants outstanding for the purchase of an aggregate of 365,194,245 shares of its common stock, which are summarized in the table below:

                                                              Weighted
                                                              Average
                                      Number of               Exercise
                                      Warrants                 Price
                                      --------                 -----
Total Warrants outstanding
 at December 31, 2010                200,000,000               0.00375
Plus:  Warrants Issued               165,194,245               0.00505
Less:  Warrants Exercised                     --                    --
Less: Warrants Expired                        --                    --
                                    ------------          ------------
Total Warrants outstanding
 at March 31, 2011                   365,194,245                0.0088
                                    ============          ============

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


NOTE 8. RELATED PARTY TRANSACTIONS

Accruals - Related Party

Related Party transactions include accruals of unpaid management and director fees. Summary of balance follows:

Related Party-Accruals                               31-Mar-11       31-Dec-10
----------------------                               ---------       ---------
Management & Director Fees                           $  13,500       $      --
Accrued Interest                                            --              --
                                                     ---------       ---------

Total Related Party Accruals                         $  13,500       $      --
                                                     =========       =========

Operational Advances - Related Party

Operational advances are short term, unsecured, non-interest bearing operational loans made by various related parties to maintain day to day operations. Summary of balance follows:

                                                     31-Mar-11       31-Dec-10
                                                     ---------       ---------
Operational Advances                                 $  71,516       $  83,991

NOTE 9. SUBSEQUENT EVENTS

On May 3, 2011 the Company issued 1,000,000 common shares for $5,000 cash for the exercise of 1,000,000 warrants.

On June 22, 2011 the Company issued 13,000,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 and 1,200,000 units consisting of one common share and one 12 month warrant exercisable at $0.0075 as incentive to make equipment loans to the Company. Each unit was issued at the market value of shares.

On June 22, 2011 the Company issued 1,200,000 units for cash at $0.025 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 and 35,642,852 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.006.

On June 22, 2011 the Company issued 100,000,000 units consisting of one common share and one 12 month warrant exercisable at $0.007 for cash at $0.0035 per unit. Upon exercise each original warrant will be issued an incentive warrant if exercised within seven months. The number of incentive warrants issued for each original warrant exercised will decrease to 80%, 70%, 60%, 50%, and 40% if exercised on the 8th, 9th, 10th, 11th or 12th month respectively. Incentive warrants will be exercisable at a 30% discount of the preceding five day average price per share.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011


NOTE 9. SUBSEQUENT EVENTS (CONT.)

During the third quarter 2011 the Company issued 10,000,000 common shares for the exercise of warrants at $0.0025 per share, 8,000,000 common shares for the exercise of warrants at $0.005 per share, 3,000,000 common shares for various services at market price and 10,357,142 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share.

During the period ended November 30, 2011 the Company issued 22,000,000 common shares to settle $52,500 debt, 1,428,571 units at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share, 4,500,000 shares for consulting services at $0.0055 per share, 6,000,000 units at $0.0055 per unit for consulting services with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 per share and 5,000,000 common shares for cash in the exercise of warrants at $0.0025 per share.

During the first quarter of 2012 the Company sold 20,978,571 units of restricted company shares and warrants for $75,875. During this same quarter current shareholders exercised outstanding warrants paying $83,425 for 21,664,284 shares for a grand total of 42,642,855 restricted shares.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and "Sunergy" mean Sunergy, Inc. and our wholly owned subsidiaries, Mikite Gold Resources Limited, a Ghanaian company and Allied Mining and Supply LLC, a Nevada limited liability, unless otherwise stated.

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

NYINAHIN CONCESSION, GHANA:

We have commenced the exploration stage of our operations on Nyinahin but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production. This year's exploration is designed to confirm initial discoveries of gold on our concession contained in a report that accompanied the purchase of the property. A budget of $50,000 is committed to initiate this sampling program. The program will commence in the second quarter of 2011. Alluvial mining operations for gold have sprung up along the Offin River which runs through the eastern portion of our concession, and surround this area of our concession. Immediately adjacent on the east to the Nyinahin concession is the Esaase-Jeni (Gyeni) properties, held by Keegan Resources of Canada. Prior to

Keegan's acquisition of the Bonte (now called Esaase) and the Jeni (Gyeni) concessions, they were mined for alluvial gold by Bonte Gold Mines, a subsidiary of Akrokeri-Ashanti Gold Mines of Canada.

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

PAMPANA RIVER CONCESSION, SIERRA LEONE:

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

When we purchased the Pampana River Concession in 2010, Allied Mining and Supply had been conducting exploration there for 2 years and had laid out a program to exploit the newly discovered Rare Earth Elements in the heavy mineral sands that exist in association with the gold. To further that program, we contracted to purchase approximately $200,000 worth of dredges and associated support equipment to deploy on the Pampana River directly to establish our ability to recover the gold and other valuable minerals associated with the heavy mineral sands. Our exploration budget for 2011 is $216,000.

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

The Company intends to focus its efforts on our planned dredging operation on the Pampana concession. We are also committed to purchasing three 8" dredges from Gold Dredge Warehouse in Idaho to be deployed on the concession. These custom dredges should process around 50-60 tons per hour each (150-180 tons/hour) and are designed specifically to capture even the finest gold, gemstones and smaller diamonds as well as the light and heavy rare earths
(REEs). Additional dredges are planned to be deployed in Sierra Leone throughout the next year pending operations needs and available funding.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" beginning on page 23 of this quarterly report.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

THREE MONTHS ENDED MARCH 31, 2011, MARCH 31, 2010 AND FROM INCEPTION (JANUARY 28, 2003) TO MARCH 31, 2011

                                                                  Inception
                               Three Months    Three Months   (January 28, 2003)
                                  Ended           Ended              to
                                 March 31,       March 31,        March 31,
                                   2011            2010             2011
                               ------------    ------------     ------------
Revenue                        $        Nil    $        Nil     $        Nil
Operating Expenses             $    389,894    $     85,533     $  1,676,959
Interest Expense -
 Related Party                 $    107,006    $      5,000     $  1,178,712
Net loss                       $   (496,900)   $    (90,533)    $ (2,855,671)

EXPENSES

Our operating expenses for the three months ended March 31, 2011 and March 31, 2010, and for the period from Inception ( January 28, 2003 ) and March 31, 2011 are outlined in the table below:

                                                               January 28, 2003
                                   Three Months Ended            (Inception)
                                        March 31,                to March 31,
                                   2011            2010             2012
                               ------------    ------------     ------------
General and administrative     $     50,522    $    11,033      $    247,060
Management salary              $     13,500    $    18,000      $    237,500
Management stock based
 compensation                  $    113,044    $       Nil      $    410,544
Rent - related party           $        Nil    $       Nil      $     37,500
Legal fees                     $      3,000    $       Nil      $     57,602
Professional fees              $     14,500    $    50,000      $    344,816
Exploration costs              $    195,328    $     6,500      $    341,937

Operating expenses for the three months ended March 31, 2011, increase by approximately 356% as compared to the same period in 2010. The increase is primarily as a result of an increase in general and administrative expenses, management stock based compensation, legal fees, exploration costs, and related party interest expenses.

Our expenses have increased by 356% as mentioned above. Two major factors for this increase were the addition of the Allied management team, which includes on the ground personnel in Sierra Leone. We have spent more this quarter than a year ago. Some of the expense was paid with issuances of restricted common stock. During the first quarter of 2011 we were also beginning our exploration of the Sierra Leone concession. We had purchased dredges and other assets and were getting in-place to begin the exploratory dredging phase, which would last into July of 2011. The increase of $188,828 includes rents for our compound in Sierra Leone, fees for our country director, purchase of supplies and travel for the US personnel to go to Sierra Leone and back various times.

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

LIQUIDITY AND FINANCIAL CONDITION THREE MONTH COMPARISON

Working Capital

                                                           At                   At
                                                        March 31,          December 31,           Increase/
                                                          2011                 2010              (Decrease)
                                                       ----------           ----------           ----------
Current Assets                                         $  175,519           $  147,251               28,268
Current Liabilities                                    $  299,133           $   91,592              207,541
Working Capital (deficit)                              $ (123,614)          $   55,659             (179,273)

To facilitate the exploration of the Sierra Leone concession which the company acquired when it acquired Allied, the Company purchased dredging equipment. The increase in notes relates to this exploration equipment.

Cash Flows

                                                       Three Months        Three Months       January 28, 2003
                                                          Ended               Ended            (Inception) to
                                                        March 31,            March 31,            March 31,
                                                          2011                 2010                 2011
                                                       ----------           ----------           ----------
Net Cash (Used) by Operating Activities                $ (176,737)          $  (12,533)          $  742,880
Net Cash (Used) by Investing Activities                $ (103,800)          $      Nil           $ (168,515)
Net Cash Provided by Financing Activities              $  218,125           $   13,128           $  946,234
INCREASE (DECREASE) IN CASH DURING THE PERIOD          $  (62,412)          $      595           $   34,839

After the Company purchased Allied in the fall of 2010 it raised funds to continue the exploration of the Sierra Leone concession. Our actual cash decreased from December 31, 2010 to March 31, 2011 by $62,412. This decrease is due to the Company expending funds as the exploration phase began in earnest with the funds previously raised.

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

EXPLORATION STAGE COMPANY

Our company complies with Accounting Standards Codification (ASC) Topic 915 for its characterization of our company as exploration stage. All losses accumulated since inception has been considered as part of our company's exploration stage activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Our company has reviewed recently issued accounting pronouncements thru ASU 2011-09 and believes none will have any material impact on our financial statements.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance's with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on either of our mineral properties and build and operate a mine. We had cash in the amount of $34,839 as of March 31, 2011. We had a working capital deficit of $123,614 and incurred a net loss of $496,900 for the three months ended March 31, 2011 and $2,855,671 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2010, the Company settled $47,500 in accounts payable through the execution of a subscription to issue 19,000,000 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors The Company issued the 19,000,000 shares on January 11, 2011. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 18,779,960 units consisting of one common share and one 12 month warrant exercisable at $0.005 for the market price of $0.0025 per unit to satisfy $46,950 of subscriptions payable. The warrants were valued using the Black-Scholes pricing model using a one year term, 289% volatility and a .28% risk free rate. The total value of the warrants is $113,044 and is recorded in additional paid in capital. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 4,000,000 shares of common stock with a market value of $0.0025 per share to satisfy $10,000 in subscriptions payable. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for $0.0025 per share or $313,500 cash received and recorded as stock subscription payable during 2010. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 15,440,000 shares of common stock with a market value of $0.0066 per share or $101,904 to satisfy $38,600 in operational advances with the balance of $63,304 recorded as interest expense. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 17,940,000 shares of common stock with a market value of $0.0066 per share or $118,404 in error. The holder has agreed to return the shares and the Company has recorded them as subscriptions receivable until returned and cancelled. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 2,500,000 shares of common stock with a market value of $0.0066 per share or $16,500 for consulting services. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 25, 2011 the Company issued 12,000,000 shares of common stock with a market value of $0.007 or $84,000 in error. The holder has agreed to return the shares and the Company has recorded them as subscriptions receivable until returned and cancelled. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On February 24, 2011 the Company issued 10,000,000 shares of common stock with a market value of $0.007 per share or $70,000 for consulting services and is recorded in exploration expense. These securities were issued pursuant to an exemption from registration relying on Regulation D.

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

ITEM 6. EXHIBITS

Exhibit
Number                            Description
------                            -----------

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)

(10)     MATERIAL CONTRACTS

         Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)

         Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

         Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

(21)     SUBSIDIARIES OF THE REGISTRANT

21.1     Allied Mining and Supply, LLC, a Nevada limited liability company

         Mikite Gold Resources Limited, a Ghanaian company

(31)     RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

31.1* Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)     SECTION 1350 CERTIFICATIONS

32.1* Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUNERGY, INC.


Date: February 10, 2012                 By: /s/ Bryan Miller
                                            ------------------------------------
                                        Name:  Bryan Miller
                                        Title: President and Director (Principal
                                               Executive Officer, Principal
                                               Financial and Principal
                                               Accounting Officer)