Form 10-Q/A
period 2011-03-31
SUNERGY INC
filed 2012-04-03
CIK 1261487

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

1,521,032,117 common shares issued and outstanding as of February 23, 2012.

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

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,           December 31,
                                                                        2011                  2010
                                                                    ------------          ------------
                                                                     (unaudited)           (audited)
                                                                     (restated)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $     34,839           $     97,251
  Deposits                                                                    --                 50,000
  Prepaid financing cost                                                  27,768                     --
                                                                    ------------           ------------
      TOTAL CURRENT ASSETS                                                62,607                147,251
                                                                    ------------           ------------
LONG TERM ASSETS
  Exploratory properties                                               1,753,497              1,753,497
  Property and equipment                                                 190,941                  2,254
                                                                    ------------           ------------

      TOTAL ASSETS                                                  $  2,007,045           $  1,903,002
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $      7,601           $      7,601
  Accruals - related party                                                13,500                     --
  Operational advances - related party                                    71,516                 83,991
  Notes payable-(net of $30,984 unamortized discount)                    206,516                     --
  Total current liabilities                                              299,133                 91,592
                                                                    ------------           ------------
      TOTAL LIABILITIES                                                  299,133                 91,592
                                                                    ------------           ------------
STOCKHOLDERS' EQUITY
  Common Stock, authorized
    3,750,000,000 shares, par value $0.001, issued and
     outstanding on March  31, 2011 and December 31, 2010
     is  1,271,257,840 and 1,046,197,880, respectively                 1,271,258              1,046,198
  Additional paid in capital                                           3,046,712              2,709,122
  Subscriptions payable                                                   61,550                414,861
  Subscriptions receivable                                               (74,850)                    --
  Accumulated deficit during exploration  stage                       (2,596,758)            (2,358,771)
                                                                    ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                       1,707,912              1,811,410
                                                                    ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                   $  2,007,045           $  1,903,002
                                                                    ============           ============


        The accompanying notes are an integral part of these statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             From Inception
                                                             Quarter Ended                 January 28, 2003 to
                                                                March 31,                       March 31,
                                                      2011                  2010                  2011
                                                 --------------        --------------        --------------
                                                   (restated)                                  (restated)
INCOME                                           $           --        $           --        $           --
                                                 --------------        --------------        --------------
OPERATING EXPENSES
  General and administrative                             50,522                11,033               247,060
  Management salary                                      13,500                18,000               237,500
  Management stock based compensation                        --                    --               297,500
  Rent-related party                                         --                    --                37,500
  Legal fees                                              3,000                    --                57,602
  Professional fees                                      14,500                50,000               344,816
  Exploration costs                                     140,078                 6,500               286,687
                                                 --------------        --------------        --------------
TOTAL EXPENSES                                          221,600                85,533             1,508,665
                                                 --------------        --------------        --------------
Net loss from operations                               (221,600)              (85,533)           (1,508,665)
                                                 --------------        --------------        --------------
OTHER EXPENSES
  Interest expense-related party                        (16,387)               (5,000)           (1,088,093)
                                                 --------------        --------------        --------------
TOTAL OTHER EXPENSES                                    (16,387)               (5,000)           (1,088,093)
                                                 --------------        --------------        --------------

NET LOSS                                         $     (237,987)       $      (90,533)       $   (2,596,758)
                                                 ==============        ==============        ==============

LOSS PER SHARE-BASIC                             $        (0.00)       $        (0.00)
                                                 ==============        ==============

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC           1,243,750,512           537,975,000
                                                 ==============        ==============

        The accompanying notes are an integral part of these statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        From Inception
                                                                           Quarter Ended              January 28, 2003 to
                                                                              March 31,                   March 31,
                                                                      2011                2010               2011
                                                                  ------------        ------------       ------------
                                                                   (restated)                             (restated)
OPERATING ACTIVITIES
  Net loss                                                        $   (237,987)       $    (90,533)      $ (2,596,758)
  Adjustments to reconcile net loss to cash used
   in operating activities:
     Amortized prepaid expense                                              --                  --            200,000
     Depreciation                                                          113                  --                113
     Management stock based compensation                                    --                  --            340,700
     Stock based consulting expense                                     25,000              50,000             25,000
     Non cash interest expense                                          16,387                  --          1,050,015
     Advisory service expense                                            6,250                  --              6,250
     Changes in assets and liabilities
     Increase in accruals-related party                                 13,500              28,000            231,800
                                                                  ------------        ------------       ------------
           NET CASH USED BY OPERATING ACTIVITIES                      (176,737)            (12,533)          (742,880)

INVESTMENT ACTIVITIES
  Acquisition of property and equipment                               (103,800)                 --           (168,554)
  Cash acquired through acquisition of subsidiary                           --                  --                 39
                                                                  ------------        ------------       ------------
           CASH USED BY INVESTMENT ACTIVITIES                         (103,800)                 --           (168,515)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                    27,000                  --            657,850
  Proceeds from notes payable                                          165,000                  --            165,000
  Contributed capital                                                       --               4,000             13,268
  Operational advances                                                  26,125               9,128            110,116
                                                                  ------------        ------------       ------------
           CASH PROVIDED BY FINANCING ACTIVITIES                       218,125              13,128            946,234
                                                                  ------------        ------------       ------------
Net increase/(decrease) in cash                                        (62,412)                595             34,839
Cash and cash equivalents, beginning of period                          97,251                  54                 --
                                                                  ------------        ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $     34,839        $        649       $     34,839
                                                                  ============        ============       ============
SUPPLEMENTAL DISCLOSURE CASH FLOWS FOR:
  Interest                                                        $         --        $         --       $         --
                                                                  ------------        ------------       ------------
  Income taxes                                                    $         --        $         --       $         --
                                                                  ------------        ------------       ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
  Stock issued to settle operational advances                     $    (38,601)       $         --       $   (703,003)
                                                                  ------------        ------------       ------------
  Debt issued to acquire assets                                   $         --        $         --       $    487,500
                                                                  ------------        ------------       ------------
  Stock issued to acquire assets                                  $         --        $         --       $   (500,000)
                                                                  ------------        ------------       ------------
  Assets acquired through acquisition of subsidiary               $         --        $         --       $   (753,497)
                                                                  ------------        ------------       ------------
  Liabilities assumed through acquisition of subsidiary           $         --        $         --       $     42,725
                                                                  ------------        ------------       ------------
  Shares issued to acquire subsidiary                             $         --        $         --       $    290,000
                                                                  ------------        ------------       ------------
  Warrants issued to acquire subsidiary                           $         --        $         --       $    420,811
                                                                  ------------        ------------       ------------
  Shares and warrants issued for financing cost                   $     34,550        $         --       $     34,550
                                                                  ------------        ------------       ------------
  Deposit applied toward acquisition of property and equipment    $     50,000        $         --       $     50,000
                                                                  ------------        ------------       ------------
  Note issued for acquisition of property and equipment           $     35,000        $         --       $     35,000
                                                                  ------------        ------------       ------------

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

Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONT.)

Income Taxes-Cont.

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

     Furniture and Fixtures   5 - 7 Years
     Equipment                3 - 5 Years

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONT.)

Impairment of Long-Lived Assets-Cont.

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

NOTE 3. RESTATEMENT

As a result of the review of the Company's valuation methods for shares issued during the quarter ended March 31, 2011 the Company discovered that shares were improperly valued using a unit of measurement that was not equivalent. Since the Company had a Caveat Emptor, the Company does not believe the free trading stock market price is a reasonable measurement for the restricted shares being issued. As such management revalued the various stock transactions issued during the quarter based on private sales of the Company's restricted stock as this was deemed to be a level 1 equivalent unit of measurement. The following is a summary of the effect on restatement:

The effect of the restatement on financial position as of March 31, 2011:

                                                    Reported             As Previously            Restated
                                                    March 31,             Restatement             March 31,
                                                      2011                Adjustment                2011
                                                  ------------           ------------           ------------
Prepaid financing cost                            $    140,680           $   (112,912)          $     27,768
                                                  ------------           ------------           ------------
TOTAL CURRENT ASSETS                                   175,519               (112,912)                62,607
                                                  ------------           ------------           ------------
TOTAL ASSETS                                      $  2,119,957           $   (112,912)          $  2,007,045
                                                  ============           ============           ============

Additional paid in capital                        $  3,487,441           $   (440,729)          $  3,046,712
Subscriptions payable                                  120,200                (58,650)                61,550
Subscriptions receivable                              (202,404)               127,554                (74,850)
Accumulated deficit                                 (2,855,671)               258,913             (2,596,758)
                                                  ------------           ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                           1,820,824               (112,912)             1,707,912
                                                  ------------           ------------           ------------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY          $  2,119,957           $   (112,912)          $  2,007,045
                                                  ============           ============           ============

The effect of the restatement on result of operations for the three month period ended March 31, 2011:

Management stock based compensation               $    113,044           $   (113,044)          $         --
Exploration costs                                      195,328                (55,250)               140,078
                                                  ------------           ------------           ------------
Net loss from operations                              (389,894)               168,294               (221,600)
Interest expense-related party                        (107,006)                90,619                (16,387)
                                                  ------------           ------------           ------------
Net loss                                          $   (496,900)          $    258,913           $   (237,987)
                                                  ============           ============           ============
Loss per share-basic                              $      (0.00)          $         --           $      (0.00)
                                                  ============           ============           ============

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011

NOTE 3. RESTATEMENT (CONT.)

The effect of the restatement on result of operations for the period from inception (January 28, 2003) to March 31, 2011:


Management stock based compensation          $    410,544           $   (113,044)          $    297,500
Exploration costs                                 341,937                (55,250)               286,687
                                             ------------           ------------           ------------
Net loss from operations                       (1,676,959)               168,294             (1,508,665)
Interest expense-related party                 (1,178,712)                90,619             (1,088,093)
                                             ------------           ------------           ------------

Net loss                                     $ (2,855,671)          $    258,913           $ (2,596,758)
                                             ============           ============           ============

Loss per share-basic                         $      (0.00)          $         --           $      (0.00)
                                             ============           ============           ============

The effect of the restatement on the cash flow for the period three month period ended March 31, 2011:

Net loss                                      $   (469,900)          $    258,913           $   (237,987)
Warrants issued for management fees                113,044               (113,044)                    --
Interest expense-related party                     107,006                (90,619)                16,387
Stock based consulting expense                      70,000                (45,000)                25,000
Advisory service expense                            16,500                (10,250)                 6,250
                                              ------------           ------------           ------------

Net cash used by operating activities         $   (176,737)          $         --           $   (176,737)
                                              ============           ============           ============

Cash and cash equivalent, end of period       $     34,839           $         --           $     34,839
                                              ============           ============           ============

The  effect  of the  restatement  on cash  flow for the  period  from  inception
(January 28, 2003) to March 31, 2011:

Net loss                                      $ (2,855,671)          $    258,913          $  (2,596,758)
Warrants issued for management fees                113,044               (113,044)                    --
Interest expense-related party                   1,140,634                (90,619)             1,050,015
Stock based consulting expense                      70,000                (45,000)                25,000
Advisory service expense                            16,500                (10,250)                 6,250
                                              ------------           ------------           ------------

Net cash used by operating activities         $   (742,880)          $         --           $   (742,880)
                                              ============           ============           ============

Cash and cash equivalent, end of period       $     34,839           $         --           $     34,839
                                              ============           ============           ============

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss of $2,596,758 during its exploration stage. This raises substantial doubt about the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4. GOING CONCERN (CONT.)

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

NOTE 5.  PURCHASE OF ALLIED MINING AND SUPPLY LLC.

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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT (CONT.)

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
                                             ========           ========

NOTE 7. NOTES PAYABLE

During the quarter we issued $237,500 in note payables to various investors, which consisted of $200,000 in loans and $37,500 in interest due at maturity for the purchase of equipment used in exploration. During the quarter we amortized $6,516 of interest due at maturity leaving an unamortized discount of $30,984. As an incentive for the note holders we also agreed to issue 13,000,000 units consisting of one share of restricted common stock and one share purchase warrant exercisable at $0.005 and 300,000 units consisting of one share of common stock and one share purchase warrant exercisable at $0.0075. The 13,300,000 incentive units were valued at $0.0025 each or $34,350. During the quarter we amortized $6,582 of financing cost leaving a balance of $27,768 in prepaid financing cost.

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

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011

NOTE 8. STOCKHOLDERS' EQUITY (CONT.)

On August 17, 2010 the Company executed a 10:1 forward stock split increasing the authorized common shares to 3,750,000,000 and the issued and outstanding shares as of August 17, 2010 from 94,619,788 to 946,197,880 shares.

The stock splits are retroactively applied to these financial statements resulting in an increase in the number of shares outstanding and a decrease in issued price per share.

On October 18, 2010 the Company issued 100,000,000 units at a market price of $0.0029 or $290,000 for the purchase of Allied Mining. Each unit consists of one share of restricted stock, one 12 month share purchase warrant exercisable at $0.0025 per share and one 12 month share purchase warrant exercisable at $0.005 per share.

A summary of shares issued during the quarter ended March 31, 2011 follows:

     * On January 11, 2011 the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for $0.0025 per share or $313,500 cash received and recorded as stock subscription payable during 2010. The Company entered into various transactions to issue equivalent units of one common stock and one 12 month purchase warrant exercisable at $0.005 during the quarter. Since the Company currently has a caveat emptor status, the Company determined that the $.0025 per unit price was the market price of its restricted stock, as such transaction for which equivalent units were granted were valued at the $.0025 per share.

     * On December 15, 2010, the Company settled $47,500 in accounts payable through the execution of a subscription to issue 19,000,000 units at $0.0025 with each unit consisting of one common share and one 12 month warrant exercisable at $0.005. The Company issued the 19,000,000 shares on January 11, 2011.

     * On January 11, 2011 the Company issued 18,779,960 units consisting of one common share and one 12 month warrant exercisable at $0.005 for the market price of $0.0025 per unit to satisfy $44,861 of subscriptions payable.

     * On January 11, 2011 the Company issued 4,000,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for the market value of $0.0025 per share valued at $10,000 to satisfy $9,000 in subscriptions payable.

     * On January 11, 2011 the Company issued 15,440,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for $0.0025 per share or $38,600 to satisfy $38,600 in operational advances.

     * On January 11, 2011 the Company issued 17,940,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 valued at $0.0025 per share or $44,850 in error. The holder has agreed to return the shares and the Company has recorded them as subscriptions receivable until returned and cancelled.

     * On January 11, 2011 the Company issued 2,500,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for $0.0025 per share or $6,250 for consulting services.

     * On January 25, 2011 the Company issued 12,000,000 shares of common stock with a market value of $0.0025 or $30,000 in error. The holder has agreed to return the shares and the Company has recorded them as subscriptions receivable until returned and cancelled.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011

NOTE 8. STOCKHOLDERS' EQUITY (CONT.)

     * On February 24, 2011 the Company issued 10,000,000 shares of common stock valued at $0.0025 per share or $25,000 for consulting services and is recorded in exploration expense.

Stock Payable

During the quarter ended March 31, 2011, the Company entered into various note payable agreements for the purchase of equipment. As an incentive to enter into these notes, the Company agreed to issue 13,000,000 units consisting of one share of common stock and one 12 month warrant exercisable at $0.005 and 300,000 untits consisting one common share and one 12 month warrant exercisable at or $0.0075. The units were valued at $34,550 on the date of agreement and was recorded as stock payable.

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

On  January  11,  2011,  the  Company  issued   125,400,000  one  year  warrants
exercisable at $0.005 per share. The warrants were issued as consideration for the cash purchase of an equal number of common shares at $0.0025 per share.

On January 11, 2011, the Company issued 18,779,960 one year warrants exercisable at $0.005 per share. The warrants were issued as consideration to settle related party management services. The warrants were valued with their associated common stock issued as units at the current private placement price of $0.0025 per unit.

On January 11, 2011, the Company issued 4,000,000 one year warrants exercisable at $0.005 per share for services. The warrants were valued as units with common stock at the current private placement price of $0.0025 per unit.

On January 11, 2011, the Company issued 19,000,000 one year warrants exercisable at $0.005 per share for settlement of debt. The warrants were valued as units with common stock at the current private placement price of $0.0025 per unit.

On January 11, 2011, the Company issued 15,440,000 one year warrants exercisable at $0.005 per share for the settlement of debt. The warrants were valued as units with common stock at the current private placement price of $0.0025 per unit.

On January 11, 2011, the Company issued 17,940,000 one year warrants exercisable at $0.005 per share in error. The holder has agreed to return the warrants and the Company has recorded the warrants with the accompanying shares in subscriptions receivable.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011

NOTE 8. STOCKHOLDERS' EQUITY (CONT)

Outstanding Warrants (Cont.)

On January 11, 2011, the Company issued 2,500,000 one year warrants exercisable at $0.005 per share for the consulting. The warrants were valued as units with common stock at the current private placement price of $0.0025 per unit.

During the first quarter of 2011, the Company issued 13,000,000 one year warrants exercisable at $0.005 per share and 300,000 one year warrants exercisable at $0.0075 per share. The warrants were issued as incentive to obtain equipment loans. The warrants were valued as units with common stock at the current private placement price of $0.0025 per unit.

During the first quarter of 2011, the Company issued 7,714,285 one year warrants exercisable at $0.006 per share. The warrants were issued as an incentive to obtain cash purchase of common stock.

Information relating to warrant activity during the reporting period follows:

                  Warrants            Exercise          Expiration
                Outstanding             Price              Date
                -----------             -----              ----
                100,000,000             0.0025          11-Jan-2012
                100,000,000             0.005           11-Jan-2012
                125,400,000             0.005           11-Jan-2012
                 18,779,960             0.005           11-Jan-2012
                  4,000,000             0.005           11-Jan-2012
                  8,000,000             0.005           25-Jan-2012
                  6,000,000             0.005           22-Feb-2012
                  5,000,000             0.005           28-Feb-2012
                 15,440,000             0.005           16-Jul-2012
                 17,940,000             0.005           16-Jul-2012
                  2,500,000             0.005           16-Jul-2012
                 13,000,000             0.005           22-Dec-2012
                    300,000            0.0075           22-Dec-2012
                  7,714,285             0.006           22-Dec-2012
                -----------
          Total 424,074,245
                ===========

On March 31, 2011 the Company had warrants outstanding for the purchase of an aggregate of 424,074,245 shares of its common stock, which are summarized in the table below:

                                                              Weighted
                                                              Average
                                      Number of               Exercise
                                      Warrants                 Price
                                      --------                 -----
Total Warrants outstanding
 at December 31, 2010                200,000,000               0.00375
Plus: Warrants Issued                224,074,245               0.00441
Less: Warrants Exercised                      --                    --
Less: Warrants Expired                        --                    --
                                    ------------          ------------
Total Warrants outstanding
 at March 31, 2011                   424,074,245                0.0082
                                    ============          ============

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011

NOTE 9. RELATED PARTY TRANSACTION

Accruals - Related Party

Related Party transactions include accruals of unpaid management and director fees Summary of balance follows:

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
                                      =========             =========

Operational Advances - Related Party

Operational advances are short term, unsecured, non-interest bearing operational loans made by various related parties to maintain day to day operations. During the period ended March 31, 2011 the Company incurred $3,289 in related party interest expense. Summary of balance follows:

                                      31-Mar-11             31-Dec-10
                                      --------              ---------
Operational Advances                  $ 71,516              $  83,991

NOTE 10. SUBSEQUENT EVENTS

On May 3, 2011, the Company issued 1,000,000 common shares for $5,000 cash for the exercise of 1,000,000 warrants.

On June 22, 2011, the Company issued 13,300,000 units consisting of one common share and one 12 month warrant with 13,000,000 warrants exercisable at $0.005 and 300,000 warrants exercisable at $0.0075 per share in satisfaction of subscriptions payable of $34,550.

On June 22, 2011, the Company issued 7,714,285 units consisting of one common share and one 12 month warrant exercisable at $0.006 to satisfy subscriptions payable of $27,000.

On June 22, 2011, the Company issued 1,200,000 units for cash at $0.025 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 and 27,928,567 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.006.

On June 22, 2011, the Company issued 100,000,000 units consisting of one common share and one 12 month warrant exercisable at $0.007 for cash at $0.0035 per unit. Upon exercise each original warrant will be issued an incentive warrant if exercised within seven months. The number of incentive warrants issued for each original warrant exercised will decrease to 80%, 70%, 60%, 50%, and 40% if exercised on the 8th, 9th, 10th, 11th or 12th month respectively. Incentive warrants will be exercisable at a 30% discount of the preceding five day average price per share.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011

NOTE 10. SUBSEQUENT EVENTS (CONT.)

On June 22, 2011, the Company issued 900,000 units consisting of one share of common stock and one 12 month warrant exercisable at $0.0075 per share, as incentive to enter into various loan agreements. The units were valued at $3,350 based on the $0.0035 unit price from subscriptions sold for cash in the same period.

During the third quarter 2011, the Company issued 10,000,000 common shares for the exercise of warrants at $0.0025 per share, 8,000,000 common shares for the exercise of warrants at $0.005 per share.

During the third quarter 2011, the Company issued 3,000,000 common shares for various services. These shares were valued at $10,500 based on the $0.0035 cash subscription price sold during the same period.

During the third quarter 2011, 10,357,142 units were issued for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share.

During the fourth quarter 2011, the Company issued 22,000,000 units to settle $52,500 debt with each unit consisting of one common share and one 12 month warrant with 14,000,000 exercisable at $0.0075 and 8,000,000 exercisable at $0.005 per share.

During the fourth quarter 2011, 1,428,571 units were issued for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share.

During the fourth quarter 2011, 4,500,000 shares were issued for consulting services at $0.0035 per share.

During the fourth quarter 2011, 6,000,000 units were issued for consulting services at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 per share.

During the fourth quarter 2011, 5,000,000 common shares were issued for cash in the exercise of warrants at $0.0025 per share.

During the fourth quarter 2011, 2,000,000 common shares were issued for cash in the exercise of warrants at $0.005 per share.

During the first quarter of 2012, the Company received and cancelled 29,940,000 common share previously issued in error along with 17,940,000 of $0.005 12 months warrants.

During the first quarter of 2012, the Company issued 10,000,000 common shares in the exercise of warrants at $0.005 per share; 14,600,000 common shares in the exercise of warrants at $0.0025 per share.

During the fourth quarter 2011, 14,642,855 units were issued for cash at $.0035 per unit, with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 per share and issued 16,142,857 units consisting of one common share and one 12 warrant with 9,142,857 exercisable at $0.005 and 7,000,000 exercisable at $0.0075 per share.

These events cover activity through February 23, 2012.

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

NYINAHIN CONCESSION, GHANA:

We have commenced the exploration stage of our operations on Nyinahin but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production. This year's exploration is designed to confirm initial discoveries of gold on our concession contained in a report that accompanied the purchase of the property. A budget of $50,000 was committed to initiate this sampling program. The program will commence as soon as funding becomes available.. Alluvial mining operations for gold have sprung up along the Offin River which runs through the eastern portion of our concession, and surround this area of our concession. Immediately adjacent on the east to the Nyinahin concession is the Esaase-Jeni (Gyeni) properties, held by Keegan Resources of Canada. Prior to Keegan's acquisition of the Bonte (now called Esaase) and the Jeni (Gyeni) concessions, they were mined for alluvial gold by Bonte Gold Mines, a subsidiary of Akrokeri-Ashanti Gold Mines of Canada.

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

THREE MONTHS ENDED MARCH 31, 2011, MARCH 31, 2010 AND FROM INCEPTION (JANUARY 28, 2003) TO MARCH 31, 2011

                                                                  Inception
                                Three Months    Three Months  (January 28, 2003)
                                   Ended           Ended              to
                                  March 31,       March 31,        March 31,
                                    2011            2010             2011
                                ------------    ------------     ------------
Revenue                         $        Nil    $        Nil     $        Nil
Operating Expenses              $    221,600    $     85,533     $  1,508,665
Interest Expense-Related Party  $     16,387    $      5,000     $  1,088,093
                                ------------    ------------     ------------
Net loss                        $   (237,987)   $    (90,533)    $ (2,596,758)
                                ============    ============     ============

EXPENSES

Our operating expenses for the three months ended March 31, 2011 and March 31, 2010, and for the period from Inception ( January 28, 2003 ) and March 31, 2011 are outlined in the table below:

                                                                  Inception
                                                              (January 28, 2003)
                                     Three Months Ended               to
                                          March 31,                March 31,
                                    2011            2010             2011
                                ------------    ------------     ------------
General and administrative      $     50,522    $     11,033     $    247,060
Management salary               $    13,500     $     18,000     $    237,500
Management stock based
 compensation                   $       Nil     $        Nil     $    297,500
Rent - related party            $       Nil     $        Nil     $     37,500
Legal fees                      $     3,000     $        Nil     $     57,602
Professional fees               $    14,500     $     50,000     $    344,816
Exploration costs               $   140,078     $      6,500     $    286,687

Operating expenses for the three months ended March 31, 2011, increased by approximately 159% as compared to the same period in 2010. Two major factors for this increase were the addition of the Allied management team, which includes on the ground personnel in Sierra Leone. We have spent more this quarter than a year ago. Some of the expense was paid with issuances of restricted common stock. During the first quarter of 2011 we were also beginning our exploration of the Sierra Leone concession. We had purchased dredges and other assets and were getting in-place to begin the exploratory dredging phase, which would last into July of 2011. The increase of $133, 578 in exploration expenses includes rents for our compound in Sierra Leone, fees for our country director, purchase of supplies and travel for the US personnel to go to Sierra Leone and back various times.

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

LIQUIDITY AND FINANCIAL CONDITION

THREE MONTH COMPARISON

Working Capital
                                                     At                   At
                                                  March 31,           December 31,         Increase/
                                                    2011                 2010             (Decrease)
                                                 ----------           ----------          ----------
Current Assets                                   $   62,607           $  147,251             (84,644)
Current Liabilities                              $  299,133           $   91,592             207,541
Working Capital (deficit)                        $ (236,526)          $   55,659            (292,185)

To facilitate the exploration of the Sierra Leone concession which the company acquired when it acquired Allied, the Company purchased dredging equipment. The increase in notes relates to this exploration equipment.

Cash Flows

                                                Three Months         Three Months      January 28, 2003
                                                   Ended                Ended           (Inception) to
                                                  March 31,            March 31,           March 31,
                                                    2011                 2010                2011
                                                 ----------           ----------          ----------
Net Cash (Used) by Operating Activities          $ (176,737)          $  (12,533)         $  742,880
Net Cash (Used) by Investing Activities          $ (103,800)          $      Nil          $ (168,515)
Net Cash Provided by Financing Activities        $  218,125           $   13,128          $  946,234
                                                 ----------           ----------          ----------
INCREASE (DECREASE) IN CASH DURING THE PERIOD    $  (62,412)          $      595          $   34,839
                                                 ==========           ==========          ==========

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on either of our mineral properties and build and operate a mine. We had cash in the amount of $34,839 as of March 31, 2011. We had a working capital deficit of $236,526 and incurred a net loss of $237,987 for the three months ended March 31, 2011 and $2,596,758 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

On January 11, 2011 the Company issued 18,779,960 units consisting of one common share and one 12 month warrant exercisable at $0.005 for the market price of $0.0025 per unit to satisfy $44,861 of subscriptions payable. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 4,000,000 shares of common stock with a market value of $0.0025 per share to satisfy $9,000 in subscriptions payable. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for $0.0025 per share or $313,500 cash received and recorded as stock subscription payable during 2010. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 15,440,000 shares of common stock with a market value of $0.0025 per share to satisfy $38,600 in operational advances. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 17,940,000 shares of common stock with a market value of $0.0025 per share or $44,850 in error. The holder has agreed to return the shares and the Company has recorded them as subscriptions receivable until returned and cancelled. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 11, 2011 the Company issued 2,500,000 shares of common stock with a market value of $0.0025 per share or $6,250 for consulting services. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On January 25, 2011 the Company issued 12,000,000 shares of common stock with a market value of $0.0025 or $30,000 in error. The holder has agreed to return the shares and the Company has recorded them as subscriptions receivable until returned and cancelled. These securities were issued pursuant to an exemption from registration relying on Regulation D.

On February 24, 2011 the Company issued 10,000,000 shares of common stock with a market value of $0.0025 per share or $25,000 for consulting services and is recorded in exploration expense. These securities were issued pursuant to an exemption from registration relying on Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number                      Description
--------------                      -----------
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

              Allied Mining and Supply, LLC, a Nevada limited liability company

21.1          Mikite Gold Resources Limited, a Ghanaian company

(31)          RULE  13A-14(A)/15D-14(A)   CERTIFICATIONS  Certification  of  the
              Principal Executive Officer, Principal Financial Officer and Principal

31.1*         Accounting   Officer   filed   pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act of 2002.

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

                                       SUNERGY, INC.


Date: March 30, 2012                   By: /s/ Bryan Miller
                                           -------------------------------------
                                       Name:  Bryan Miller
                                       Title: President and Director (Principal
                                              Executive Officer, Principal
                                              Financial and Principal
                                              Accounting Officer)