Form 10-Q
period 2011-06-30
SUNERGY INC
filed 2012-05-01
CIK 1261487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2011

                                       or

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

1,559,689,258 common shares issued and outstanding as of April 30, 2012.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets

                                                                              June 30,             December 31,
                                                                                2011                   2010
                                                                            ------------           ------------
                                                                             (unaudited)             (audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $    116,718           $     97,251
  Travel advances                                                                  2,500                     --
  Deposits                                                                            --                 50,000
  Deferred financing cost                                                         10,965                     --
                                                                            ------------           ------------
      TOTAL CURRENT ASSETS                                                       130,183                147,251
                                                                            ------------           ------------
LONG TERM ASSETS
  Exploratory properties                                                       1,753,497              1,753,497
  Property and equipment,net                                                     236,885                  2,254
                                                                            ------------           ------------

      TOTAL ASSETS                                                          $  2,120,565           $  1,903,002
                                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $     35,152           $      7,601
  Accruals - related party                                                        39,600                     --
  Operational advances - related party                                            24,960                 83,991
  Notes payable-(net of $11,739 unamortized discount)                            231,348                     --
                                                                            ------------           ------------
      TOTAL CURRENT LIABILITIES                                                  331,060                 91,592
                                                                            ------------           ------------
      TOTAL LIABILITIES                                                          331,060                 91,592

STOCKHOLDERS' EQUITY
  Common Stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on June 30, 2011 and December 31, 2010
   is 1,423,300,692 and 1,046,197,880, respectively                            1,423,301              1,046,198
  Additional paid-in capital                                                   3,415,119              2,709,122
  Subscriptions payable                                                               --                414,861
  Subscriptions receivable                                                       (74,850)                    --
  Accumulated deficit during exploration  stage                               (2,974,065)            (2,358,771)
                                                                            ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                               1,789,505              1,811,410
                                                                            ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,120,565           $  1,903,002
                                                                            ============           ============


  The accompanying notes are an integral part of these consolidated statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                      Consolidated Statements of Operation
                                   (unaudited)

                                               Three Months Ended                  Six Months Ended            From Inception
                                                    June 30,                           June 30,            (January 28, 2003) to
                                        -------------------------------    -------------------------------        June 30,
                                             2011             2010              2011             2010               2011
                                        --------------   --------------    --------------   --------------     --------------
OPERATING EXPENSES:
  General and administrative            $       74,119   $       18,293    $      124,641   $       29,326     $      321,179
  Management salary                             17,100          143,500            30,600          161,500            254,600
  Management stock- based compensation              --               --                --               --            297,500
  Rent-related party                                --               --                --               --             37,500
  Legal fees                                    42,194               --            45,194               --             99,796
  Professional fees                             42,502               --            57,002           50,000            387,318
  Exploration costs                            153,393           10,500           293,471           17,000            440,080
                                        --------------   --------------    --------------   --------------     --------------
TOTAL EXPENSES                                 329,308          172,293           550,908          257,826          1,837,973
                                        --------------   --------------    --------------   --------------     --------------
Net loss from operations                      (329,308)        (172,293)         (550,908)        (257,826)        (1,837,973)

OTHER EXPENSES:
  Interestexpense                              (47,999)        (170,000)          (64,386)        (175,000)        (1,136,092)
                                        --------------   --------------    --------------   --------------     --------------

NET LOSS                                $     (377,307)  $     (342,293)   $     (615,294)  $     (432,826)    $   (2,974,065)
                                        ==============   ==============    ==============   ==============     ==============

Loss per common share-basic             $        (0.00)  $        (0.00)   $        (0.00)  $        (0.00)
                                        --------------   --------------    --------------   --------------
Weighted average number of shares-basic  1,285,328,316      558,261,231     1,258,488,450      558,261,231
                                        --------------   --------------    --------------   --------------


  The accompanying notes are an integral part of these consolidated statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                             Six Months Ended               From Inception
                                                                                  June 30,               (January 28, 2003) to
                                                                     ---------------------------------         June 30,
                                                                         2011                 2010               2011
                                                                     ------------         ------------       ------------
OPERATING ACTIVITIES
  Net loss                                                           $   (615,294)        $   (432,826)      $ (2,974,065)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation                                                          10,445                   --             10,445
     Stock-based compensation                                              31,250              180,000            571,950
     Stock issued to acquire mineral property                                  --              182,500                 --
     Non cash interest expense                                                 --                   --          1,033,628
     Amortization of deferred finance cost and original issue
     discount                                                              63,116                   --             63,116
  Changes in operating assets and liabilities:
     Increase in travel advances                                           (2,500)                  --             (2,500)
     Increase in related party accruals                                    39,600                   --             39,600
     Increase in accounts payable and accrued liabilities                  27,551               32,982            245,852
                                                                     ------------         ------------       ------------
           CASH USED IN OPERATING ACTIVITIES                             (445,832)             (37,344)        (1,011,976)
                                                                     ------------         ------------       ------------
INVESTING ACTIVITIES
  Acquisition of property and equipment                                  (160,076)                  --           (224,829)
  Cash acquired through acquisition of subsidiary                              --                   --                 39
                                                                     ------------         ------------       ------------
           CASH USED IN INVESTING ACTIVITIES                             (160,076)                  --           (224,790)
                                                                     ------------         ------------       ------------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                      482,750                   --          1,113,600
  Proceeds from notes payable                                             210,000                   --            210,000
  Repayment of notes payable                                              (46,944)                  --            (46,944)
  Operational advances                                                     49,804               31,440            133,795
  Repayment of operational advances-related party                         (70,235)                  --            (70,235)
  Contributed capital                                                          --                8,960             13,268
                                                                     ------------         ------------       ------------
           CASH PROVIDED BY FINANCING ACTIVITIES                          625,375               40,400          1,353,484
                                                                     ------------         ------------       ------------
Net increase in cash                                                       19,467                3,056            116,718
Cash and cash equivalents, beginning of period                             97,251                   54                 --
                                                                     ------------         ------------       ------------

Cash and cash equivalents, end of period                             $    116,718         $      3,110       $    116,718
                                                                     ============         ============       ============

                                  SUNERGY, INC.
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                             Six Months Ended               From Inception
                                                                                  June 30,               (January 28, 2003) to
                                                                     ---------------------------------         June 30,
                                                                         2011                 2010               2011
                                                                     ------------         ------------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest                                                           $         --         $         --       $         --
                                                                     ------------         ------------       ------------
  Income taxes                                                       $         --         $         --       $         --
                                                                     ------------         ------------       ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
  Stock issued to settle related party operational advances          $    (38,601)        $         --       $   (703,003)
                                                                     ------------         ------------       ------------
  Debt issued to acquire assets                                      $         --         $         --       $    487,500
                                                                     ------------         ------------       ------------
  Stock issued to acquire assets                                     $         --         $         --       $   (500,000)
                                                                     ------------         ------------       ------------
  Assets acquired through acquisition of subsidiary                  $         --         $         --       $   (753,497)
                                                                     ------------         ------------       ------------
  Liabilities assumed through acquisition of subsidiary              $         --         $         --       $     42,725
                                                                     ------------         ------------       ------------
  Shares issued to acquire subsidiary                                $         --         $         --       $    290,000
                                                                     ------------         ------------       ------------
  Warrants issued to acquire subsidiary                              $         --         $         --       $    420,811
                                                                     ------------         ------------       ------------
  Shares and warrants issued for financing cost                      $     37,700         $         --       $     37,700
                                                                     ------------         ------------       ------------
  Deposit applied toward acquisition of property and equipment       $     50,000         $         --       $     50,000
                                                                     ------------         ------------       ------------
  Note issued for acquisition of property and equipment              $     35,000         $         --       $     35,000
                                                                     ------------         ------------       ------------


  The accompanying notes are an integral part of these consolidated statements.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


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

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


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

INCOME TAXES

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


INCOME TAXES-CONT.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, certificates of deposit, accounts receivable, accounts payable, notes payable, related party and other payables, customer deposits, and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of notes payable to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


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

ASSET RETIREMENT OBLIGATION

The Company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets. At June 30, 2011, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the financial statements during the three and six month periods ended June 30, 2011or during the year ended December 31, 2010.

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

Furniture and Fixtures   5 - 7 Years
Equipment                3 - 5 Years

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the period ended June 30, 2011 and the year ended December 31, 2010, no impairment charges were deemed necessary.

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

The Company has reviewed recently issued accounting pronouncements thru ASC 2011-12 and believes none will have any material impact on our financial statements.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss of $2,974,065 during its exploration stage and has a working capital deficit of $200,877 as of June 30, 2011. This raises substantial doubt about the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

As of June 30, 2011, our expectations were centered on our only mineral concession in Ghana. With the addition of Sierra Leone we have the potential of two highly successful ventures. However, two projects require more initial capital until we enter the production phase with at least one project.

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

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


NOTE 5. PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2011 Sunergy, Inc. was an exploration company. The main thrust of our testing has been in the Sierra Leone concession with our wholly owned subsidiary, Allied Mining & Supply LLC. We purchased some computers in December 2010 and additional equipment during the period ended June 30, 2011. This equipment was put into service at the beginning of the second quarter of 2011.

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

                                                    June 30,        December 31,
                                                      2011             2010
                                                    --------         --------
Exploration equipment                               $221,769         $     --
Rolling stock                                         10,000               --
Power generating equipment                            13,307               --
Office furniture and equipment                         2,255            2,254
                                                    --------         --------
Subtotal                                            $247,329         $  2,254
                                                    --------         --------
Less: accumulated depreciation                       (10,445)              --
                                                    --------         --------

Property and equipment, net                         $236,885         $  2,254
                                                    ========         ========

NOTE 6. NOTES PAYABLE

During the six month period ended June 30, 2011 we issued $290,000 in note payables to various investors, which consisted of $245,000 in loans and $45,000 in originally issued discount due at maturity for the purchase of equipment used in exploration. During the period we amortized $33,263 of the $45,000 of originally issued discount leaving an unamortized discount of $11,739. As an incentive for the note holders we also agreed to issue 14,200,000 units with each unit consisting of one restricted share of common stock and one 12 month common share purchase warrant and were valued at $37,700 and recorded as prepaid financing cost. As of June 30, 2011, the Company has amortized $26,735 of prepaid financing cost for a prepaid financing cost balance of 10,965.

Of the above loans, $105,500 were collateralized by 34,000,000 shares of common stock, 14,000,000 one year share purchase warrants exercisable at $0.005 per share, 15,000,000 one year purchase warrants exercisable at $0.0075, and 5,000,000 one year share purchase warrants exercisable at $0.007 per share. In the event of default, the note holders are able to convert the outstanding balance owed to the common share collateral. As of June 30, 2011, the company was in default on $52,500 of the above notes, including $7,500 in accrued interest. As such, the Company has recorded $1,300 in penalty fees. As of the June 30, 2011, none of the note holders have converted any of the 19,000,000 collateralized shares of common stock or warrants related to the notes.

A summary of the outstanding balance for the periods ended June 30, 2011 and December 31, 2010 follows:

                                                    June 30,        December 31,
                                                      2011             2010
                                                    --------         --------
Notes Payable                                       $290,000         $     --
Payments                                             (46,913)
Interest Discount                                    (11,739)              --
                                                    --------         --------

Total Notes Payable                                 $231,348         $     --
                                                    ========         ========

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


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

A summary of shares issued during the six month period ended June 30, 2011 follows:

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

     * On December 15, 2010, the Company settled $47,500 in accounts payable through the execution of a subscription to issue 19,000,000 units at $0.0025 with each unit consisting of one common share and one 12 month warrant exercisable at $0.005. The Company issued the 19,000,000 shares on January 11, 2011

     * On January 11, 2011 the Company issued 18,779,960 units consisting of one common share and one 12 month warrant exercisable at $0.005 for the market price of $0.0025 per unit to satisfy $44,861 in subscriptions payable.

     * On January 11, 2011 the Company issued 4,000,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for the market value of $0.0025 per share valued at $10,000 to satisfy $9,000 in subscriptions.

     * On January 11, 2011 the Company issued 15,440,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for $0.0025 per share or $38,601 to satisfy $38,601 in operational advances.

     * On January 11, 2011 the Company issued 17,940,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 valued at $0.0025 per share or $44,850 in error. The holder has agreed to return the shares and the Company has recorded them as subscriptions receivable until returned and cancelled.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


COMMON STOCK-CONT.

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

     * On May 3, 2011 the Company issued 1,000,000 shares of common stock for $5,000 cash in the exercise of 1,000,000 warrants.

     * On June 22, 2011, the Company issued 13,300,000 units consisting of one common share and one 12 month warrant with 13,000,000 warrants exercisable at $0.005 and 300,000 warrants exercisable at $0.0075 per share as incentive to enter into note payable agreements. The shares were valued at $34,550.

     * On June 22, 2011, the Company issued 7,714,285 units consisting of one common share and one 12 month warrant exercisable at $0.006 for cash proceeds of $27,000.

     * On June 22, 2011, the Company issued 1,200,000 units for cash at $0.025 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 totaling $3,000 in cash proceeds and 27,928,567 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.006 totaling $97,750 in cash proceeds.

     * On June 22, 2011, the Company issued 100,000,000 units consisting of one common share and one 12 month warrant exercisable at $0.007 for cash at $0.0035 per unit totaling $350,000 in cash proceeds. Upon exercise each original warrant will be issued an incentive warrant if exercised within seven months. The number of incentive warrants issued for each original warrant exercised will decrease to 80%, 70%, 60%, 50%, and 40% if exercised on the 8th, 9th, 10th, 11th or 12th month respectively. Incentive warrants will be exercisable at a 30% discount of the preceding five day average price per share.

     * On June 22, 2011, the Company issued 900,000 units consisting of one share of common stock and one 12 month warrant exercisable at $0.0075 per share, as incentive to enter into various loan agreements. The units were valued at $3,350 based on the $0.0035 unit price from subscriptions sold for cash in the same period.

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

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


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

During the second quarter of 2011, the Company issued 900,000 one year warrants exercisable at $0.0075 per share as incentive to obtain equipment loans. The warrants were valued as units with common stock at the current private placement price of $0.0035 per unit.

During the second quarter of 2011, the Company issued 129,128,567 one year warrants with 2,700,000 exercisable at $0.005, 26,428,567 exercisable at $0.006 and 100,000,000 exercisable at $0.007 per share. The warrants were valued as units with common stock with 1,200,000 units at the private placement price of $0.0025 per unit and the remainder at $0.0035 per unit.

During the first quarter of 2011, the Company issued 7,714,285 one year warrants exercisable at $0.006 per share. The warrants were issued as an incentive to obtain cash purchase of common stock.

In a resolution dated after the period covered by these financial statements, the Company extended the expiration date on most of the outstanding warrants by six months. The new expiration dates are reflected in the below listed schedules.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


Information relating to warrant activity during the reporting period follows:

                 Warrants             Exercise              Expiration
               Outstanding             Price                   Date
               -----------             -----                   ----
               100,000,000           $ 0.0025                July 16, 2012
               100,000,000              0.005                July 16, 2012
               202,059,960              0.005                July 16, 2012
                14,200,000              0.005            December 22, 2012
                35,642,852              0.006            December 22, 2012
               100,000,000              0.007            December 22, 2012
                 1,200,000             0.0075            December 22, 2012
               -----------

     Total     553,102,812
               ===========

On June 30, 2011 the Company had warrants outstanding for the purchase of an aggregate of 553,102,812 shares of its common stock, which are summarized in the table below:

                                                                     Weighted
                                                                     Average
                                                   Number of         Exercise
                                                    Warrants          Price
                                                  ------------     ------------
Total Warrants outstanding at December 31, 2010    200,000,000     $    0.00375
     Plus:  Warrants Issued                        354,102,812          0.00570
     Less:  Warrants Exercised                      (1,000,000)         0.00500
     Less: Warrants Expired
                                                  ------------     ------------

Total warrants outstanding at June 30, 2011        553,102,812     $    0.00520
                                                  ------------     ------------

NOTE 8.  RELATED PARTY TRANSACTIONS

Accruals - Related Party

Related party transactions include accruals of unpaid management and director fees. Summary of balance follows:

                                                    June 30,       December 31,
Related Party-Accruals                                2011             2010
----------------------                            ------------     ------------
Management & director fees                        $     30,600     $         --
Accrued interest                                            --               --
                                                  ------------     ------------

Total related party accruals                      $     30,600     $         --
                                                  ============     ============

OPERATIONAL ADVANCES - RELATED PARTY

Operational advances are short-term, unsecured, non-interest bearing operational loans made by various related parties to maintain day-to-day operations. Summary of balance follows:

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  June 30, 2011


                                   June 30,     December 31,
                                     2011          2010
                                   --------      --------
     Operational advances          $ 24,960      $ 83,991

NOTE 9. SUBSEQUENT EVENTS

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

During the fourth quarter 2011, the Company issued 22,000,000 units to settle $52,500 of debt with each unit consisting of one common share and one 12 month warrant with 14,000,000 exercisable at $0.0075 and 8,000,000 exercisable at $0.005 per share.

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

During the first quarter 2012, 29,940,000 common shares and 17,940,000 warrants previously issued in error were returned to the company and cancelled.

During the first quarter of 2012, the Company issued 18,800,000 common shares in the exercise of warrants at $0.005 per share and 14,600,000 common shares in the exercise of warrants at $0.0025 per share.

During the first quarter 2012, the Company issued 17,071,425 units for cash at $0.0035 per unit, with each unit consisting of one common share and one 12 month share purchase warrant. Of the total warrants issued 14,642,855 are exercisable at $0.005 and 2,428,570 are exercisable at $0.007 per share.

During the first quarter of 2012, the Company issued 37,571,428 units at $0.0035 to settle debt with each unit consisting of one common share and one 12 month share purchase warrant. Of the total warrants issued 30,571,428 are exercisable at $0.005 and 7,000,000 are exercisable at $0.0075 per share.

During the first quarter of 2012, the Company issued 6,000,000 units at $0.0025 per share for consulting services with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

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

Our company made a purchase of a Ghana, West Africa concession from General Metals for an original contract price of $1,000,000. The payment was to be made with $500,000 in cash and $500,000 in company stock. The $500,000 cash payable to General Metals was made as follows; our company paid $12,500 on October 31, 2008. On December 30, 2008, a third party paid $250,000 to General Metals on behalf of Sunergy and assumed a $250,000 note payable. General Metals subsequently sold the remaining debt of $237,500 to various third party investors. As of August 13, 2010, our company completely paid off the Ghana, West Africia concession to all parties. The details of these transactions are listed below:

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

On October 31, 2008, we provided a partial payment of $12,500 due on the principal payment as noted under the agreement for the acquisition of the Nyinahin Mining concession. This $12,500 payment was credited towards the payment due to General Metals Corporation on April 30, 2009.

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

On December 30, 2008, we issued a promissory note to Global Capital Partners LLC, in the amount of $250,000 at 8% per annum with principal and interest due and payable on December 31, 2009. Proceeds of the note were used to make payment of an aggregate of $250,000 toward the acquisition of the Nyinahin Mining concession and on February 25, 2010, the board of directors authorized the settlement of this outstanding debt by the issuance of stock to Global Capital Partners LLC. This transaction was never completed and subsequently a group of private US accredited investors purchased this debt from Global Capital Partners, LLC. On August 3, 2009 our company issued common stock to settle the debt with the third party investors.

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

On September 16, 2008, our board of directors approved a 5 for 1 forward stock split of our authorized and issued and outstanding shares of common stock. The certificate of change was filed with the Nevada Secretary of State on September 23, 2008, effective October 7, 2008. Following the stock split our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 375,000,000 shares of common stock with a par value of $0.001. We issued 5 shares of common stock in exchange for every one 1 share of common stock issued and outstanding.

On August 17, 2010, a Certificate of Amendment was filed with the Nevada Secretary of State effecting a forward stock split of our authorized capital and issued and outstanding shares of common stock on a 1 old for 10 new basis, such that our authorized capital increased from 375,000,000 shares of common stock with a par value of $0.001 to 3,750,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 94,619,788 shares of common stock to 946,197,880 shares of common stock. The forward split became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 24, 2010. Our stock symbol is "SNEY" and our CUSIP number is 86732G306.

On October 18, 2010, we entered into a membership purchase agreement with Allied Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada limited liability company, and its wholly owned Sierra Leone subsidiary, Allied Mining and Supply, Ltd, which owns the rights to exploration license #EXPL 5/2009 on the 140 sq km Pampana River concession in Sierra Leone, West Africa. In consideration for the purchase of the membership interests, we agreed to pay $18,000 cash and issue 100,000,000 units at a deemed price of $0.0025 to Allied Mining. The units consist of 100,000,000 shares of restricted stock, 100,000,000 with each warrant to purchase 1 share of restricted stock at an exercise price of $0.0025 for a period of 12 months and 100,000,000 warrants with each warrant to purchase 1 share of restricted stock at an exercise price of $0.005 per share for a period of 12 months. The value of the purchase was based on the market price of the stock issued and the fair value of the warrants issued. The 100,000,000 units were not issued until January 11, 2011. This transaction fully satisfied the Allied Mining and Supply, LLC purchase agreement.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Ghana and Sierra Leone, West Africa.

NYINAHIN CONCESSION, GHANA:

We have commenced the exploration stage of our operations on Nyinahin but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production. This year's exploration is designed to confirm initial discoveries of gold on our concession contained in a report that accompanied the purchase of the property. A budget of $50,000 is committed to initiate this sampling program. The program will commence in the third quarter beginning July 2011. Alluvial mining operations for gold have sprung up along the Offin River which runs through the eastern portion of our concession, and surround this area of our concession. Immediately adjacent on the east to the Nyinahin concession are the Esaase-Jeni (Gyeni) properties, held by Keegan Resources of Canada. Prior to Keegan's acquisition of the Bonte (now called Esaase) and the Jeni (Gyeni) concessions, they were mined for alluvial gold by Bonte Gold Mines, a subsidiary of Akrokeri-Ashanti Gold Mines of Canada.

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

PAMPANA RIVER CONCESSION, SIERRA LEONE:

When we purchased the Pampana River concession in 2010, Allied Mining and Supply had been conducting exploration there for two years and had laid out a program to exploit the newly discovered rare earth elements in the heavy mineral sands that exist in association with the gold. To further that program, we contracted to purchase approximately $200,000 worth of dredges and associated support equipment to deploy on the Pampana River directly to establish our ability to recover the gold and other valuable minerals associated with the heavy mineral sands. Our exploration budget for 2011 is $216,000.

After the mining season of 2010, the management of Allied and Sunergy Inc., made the decision, based on, among other criteria, sample assays from ALS Chemex (June 2010), to proceed with an advanced exploration program utilizing 8-inch suction dredges in the stream channel of the Pampana River within the Allied/Sunergy EXPL. A number of locations were selected prior to the deployment of the 8-inch dredges in April 2011, based on additional sampling assays from field testing. These tests, completed in March 2011, were conducted under the direct supervision of Allied personnel, Sunergy Regional Director, M. Tayyib Bah, local Sierra Leone geologist, Haakawa Moseray, and supervising geologist, Mohammed Mansaray.

Recovered samples were sent to ALS Chemex and the resulting assays (38 element fusion ICP-MS and XRF) indicated enrichment of rare earth elements, both light and heavy, and gold values consistent with Allied's previous testing in 2010.

The three dredges and support equipment were containerized and shipped from Gold Dredge Builders in Riggins, Idaho to Freetown in mid January 2011. Delays in the original estimated arrival date and clearing of the shipment were due to weather in the US and labor strikes in Sierra Leone. A compound sufficient to house personnel, equipment and a limited amount of stockpiled material was secured in the town of Magburaka, within the Allied action radius. The container was transported to the Allied compound in early April 2011 and made ready for deployment in the Pampana River.

Dredging commenced on April 16, 2011, well into the mining season, with the first dredge. A second dredge was made operational once an optimal location was identified through the efforts of the first dive team and dredge. This area, Masanga, has limited overburden and good river accessibility. Due to the complex nature and broad range of apparent minerals of the Pampana sands, additional mineralogy is required in order to prove their full mineralogical and elemental content, and to accurately describe the economical value and overall potential of the Allied EXPL.

Shortly after deployment in April 2011, the two Allied dredges were producing daily quantities of heavy mineral sands (HMS). The early estimate range of 400 to 500 pounds of HMS per dredge, per 10 hour day, were validated. The process involved regular performance evaluation and modifications and adjustments of the dredges and support equipment in order to maximize the efficiency of the advanced exploration activity. Multiple areas along the river were sampled involving considerable de-staging, repositioning and deployment in order to generate target appraisals and gauge future recovery potential. Results of 2011 operations will be discussed once finally tallied in an upcoming report to be filed with the Minerals Commission in Sierra Leone.

Allied/Sunergy's steadfast commitment to community development has led to our current standing in the district of Tonkolli which has never been higher. Our employees, some of whom have been with us for three years, are capable, hard working and well respected among the villages on our concession. Allied has typically employed 70 to 80 men and women each year during the mining season. Most are full-time, while others are part-time or temporary help.

Once additional mineralogical studies are completed under the control and supervision of Sunergy board advisor, Alexander Beckmann, are completed, Allied stands ready and committed to opening up an entirely new area in the mining sector in Sierra Leone. Allied is currently in conversation with development partners who have the capacity and experience to design, build and operate the necessary processing equipment for the heavy mineral sands. Markets for the variety of recoverable mineral fractions are actively being investigated with the goal of securing off-take agreements in the near term.

The Pampana River concession is an alluvial mining concession consisting of Exploration License No. EXPL 5/2009 which was issued to Allied Mining and Supply Ltd. (AMS) on August 12, 2009. The license is located in the Kholifa Rowalla,
Kafe Simiria and Tane Chiefdoms in the Tonkolili District of the Northern Province of Sierra Leone covering an area of 141.3 km2. The concession is situated on the western fringes of the southern Sula Mountains greenstone belt and for most of the northern and central part it straddles the Pampana River. On the west of the southern part, the concession runs along the Pampana River. The property is south of the Sula Mountains in the Greenstone belt, around 120 miles east of the capital, Freetown.

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

The REEs include the 15 elements of the lanthanide series, (Atomic Numbers 57 through 71), and consist of lanthanum, cerium, praseodymium, neodymium, promethium, samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium, and lutetium. In addition, several non-lanthanides, which have similar or related properties and uses, are sometimes classified with the REEs, and these include yttrium, niobium, and tantalum.

Our company intends to focus its efforts on our planned dredging operation on the Pampana concession. We are also committed to purchasing three 8" dredges from Gold Dredge Warehouse in Idaho to be deployed on the concession. These custom dredges should process around 50-60 tons per hour each (150-180 Tons/hour) and are designed specifically to capture even the finest gold, gemstones and smaller diamonds as well as the light and heavy REEs. Additional dredges are planned to be deployed in Sierra Leone throughout the next year pending operations needs and available funding.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

Our unaudited  financial  statements are stated in United States Dollars and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010, AND FROM INCEPTION (JANUARY 28, 2003) TO JUNE 30, 2011

                    Three Months    Three Months     Six Months     Six Months     Inception
                       Ended           Ended           Ended          Ended     (28-Jan-2003) to
                      June 30,        June 30,        June 30,       June 30,       June 30,
                        2011            2010            2011           2010           2011
                     ----------      ----------      ----------     ----------     ----------
Revenue              $       --      $       --      $       --     $       --     $       --
Operating Expenses      329,308         172,293         550,908        257,826      1,837,973
Interest Expense         47,999         170,000          64,386        175,000      1,136,092
                     ----------      ----------      ----------     ----------     ----------

Net Loss             $  377,307      $  342,293      $  615,294     $  432,826     $2,974,065
                     ==========      ==========      ==========     ==========     ==========

EXPENSES

Our operating expenses for the three and six months ended June 30, 2011 and 2010 and for the period from Inception (January 28, 2003 ) to June 30, 2011 are outlined in the table below:

                                     Three Months   Three Months     Six Months     Six Months     Inception
                                        Ended          Ended           Ended          Ended     (28-Jan-2003) to
                                       June 30,       June 30,        June 30,       June 30,       June 30,
                                         2011           2010            2011           2010           2011
                                      ----------     ----------      ----------     ----------     ----------
General and administrative            $   63,674     $   18,293      $  114,196     $   29,326     $  310,734
Management salary                         17,100             --          30,600        161,500        254,600
Management stock based compensation           --        143,500              --             --        297,500
Rent-related party                            --             --              --             --         37,500
Professional fees                         84,696             --         102,196         50,000        487,114
Exploration costs                        153,393         10,500         293,471         17,000        440,080
Depreciation                              10,445             --          10,445             --         10,445
Interest Expense                          47,999        170,000          64,386        175,000      1,136,092

Operating expenses for the three months ended June 30, 2011, increased by approximately 92% as compared to the same period in 2010. The increase is primarily the result of an increase in general and administrative expenses, professional fees and exploration costs and related party interest expenses. Operating expenses for the six months ended June 30, 2011, increased by approximately 114% as compared to the same period in 2010. The increase is primarily as a result of an increase in general and administrative expenses, professional fees, exploration costs and interest expenses. During the six months ended June 30, 2011 the company increased its exploration resulting in exploration costs for the period nearly 19 times the amount spent during the corresponding period in the previous year.

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

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                       At               At
                                    June 30,       December 31,      Increase/
                                      2011             2010         (Decrease)
                                   ----------       ----------      ----------
Current Assets                     $  130,183       $  147,251      $  (17,068)
Current Liabilities                $  331,060       $   91,592      $  239,468
                                   ----------       ----------      ----------

Working Capital (deficit)          $ (200,877)      $   55,659      $ (256,534)
                                   ==========       ==========      ==========

The decrease in working capital is a result of short-term loans obtained during the six month period ended June 30, 2011 used to purchase $195,076 of exploration equipment.

Cash Flows

                                                                                    Inception
                                                      Six Months Ended          (January 28, 2003)
                                                          June 30,                      to
                                                ------------------------------       June 30,
                                                    2011              2010             2011
                                                ------------      ------------     ------------
Net Cash (used) in Operating Activities         $   (445,833)     $    (37,344)    $ (1,011,976)
Net Cash (used) in Investing Activities             (160,076)               --         (224,790)
Net Cash Provided by Financing Activities            625,376            40,400        1,353,484
                                                ------------      ------------     ------------

INCREASE IN CASH DURING THE PERIOD              $     19,467      $      3,056     $    116,718
                                                ============      ============     ============

We have been aggressive in working to obtain capital through both sales of stock and borrowings to fund our operations. During October 2010 we acquired our subsidiary with its Pampana River concession and began dredging operations. We have used over 50% of the cash raised to directly finance those operations.

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

EARNINGS PER SHARE

Basic earnings-per-share excludes dilution and is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Our company has potentially dilutive common shares consisting of warrants, which are excluded from the diluted earnings per share computation in periods where our company has incurred a net loss.

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

RECENT ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

Our company has reviewed recently issued accounting pronouncements thru ASC 2011-12 and believes none will have any material impact on our financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on either of our mineral properties and build and operate a mine. We had cash in the amount of $116,718 as of June 30, 2011. At June 30, 2011, we had a working capital deficit of $200,875. We incurred a net loss of $615,294 for the six months ended June 30, 2011 and $2,974,065 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated December 15, 2011, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2011 we issued 1,000,000 shares of common stock for $5,000 cash in the exercise warrants at $0.005 per share. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

On June 22, 2011 we issued 13,300,000 units consisting of one common share and one 12 month warrant with 13,000,000 warrants exercisable at $0.005 and 300,000 warrants exercisable at $0.0075 per share in satisfaction of subscriptions payable of $34,550. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

On June 22, 2011 we issued 7,714,285 units consisting of one common share and one 12 month warrant exercisable at $0.006 to satisfy subscriptions payable of $27,000shares. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

On June 22, 2011 we issued 900,000 units consisting of one share of common stock and one 12 month warrant exercisable at $0.0075 per share as incentive to enter into various loan agreements with the company at the current market price of $0.0035 per share. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

On June 22, 2011 we issued 129,128,604 units for $450,750 cash. Each unit consists of one share of common stock and one 12 month warrant. Of the total warrants issued 1,200,000 are exercisable at $0.005; 100,000,000 exercisable at $0.007 and 27,928,604 exercisable at $0.006. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Of the outstanding loans, $105,500 were collateralized by 34,000,000 shares of common stock, 14,000,000 one year share purchase warrants exercisable at $0.005 per share, 15,000,000 one year purchase warrants exercisable at $0.0075, and 5,000,000 one year share purchase warrants exercisable at $0.007 per share. In the event of default, the note holders are able to convert the outstanding balance owed to the common share collateral. As of June 30, 2011, the company was in default on $52,500 of the above notes, including $7,500 in accrued interest. As such, the Company has recorded $1,300 in penalty fees. As of the June 30, 2011, none of the note holders have converted any of the 19,000,000 collateralized shares of common stock or warrants related to the notes.

ITEM 4. [REMOVED AND RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                              Description
------                              -----------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1      Articles  of   Incorporation   (incorporated   by  reference  from  our
         Registration Statement on Form SB-2 filed on February 23, 2004)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)

3.3 Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2008)

Exhibit
Number                              Description
------                              -----------
3.4 Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on August 26, 2010)

(10)     MATERIAL CONTRACTS

10.1 Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)

10.2 Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

10.3 Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)

10.4 Membership Purchase Agreement dated October 18, 2010 between our company and Allied Mining and Supply, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2011) (14) CODE OF ETHICS

14.1 Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on April 20, 2009)

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

101**    INTERACTIVE DATA FILES

101.INS  XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema Document

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SUNERGY, INC.


Date: April 30, 2012                    By: /s/ Bryan Miller
                                             -----------------------------------
                                         Name:  Bryan Miller
                                         Title: President and Director
                                                (Principal Executive Officer,
                                                Principal Financial and
                                                Principal Accounting Officer)