Form 10-Q
period 2011-09-30
SUNERGY INC
filed 2012-05-25
CIK 1261487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2011

                                       or

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

1,559,689,258 common shares issued and outstanding as of March 31, 2012.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                           September 30,          December 31,
                                                                               2011                   2010
                                                                           ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                $     15,841           $     97,251
  Deposits                                                                           --                 50,000
                                                                           ------------           ------------
      TOTAL CURRENT ASSETS                                                       15,841                147,251
                                                                           ------------           ------------
L0NG TERM ASSETS
  Exploratory properties                                                      1,753,497              1,753,497
  Property and equipment                                                        224,395                  2,254
                                                                           ------------           ------------

      TOTAL ASSETS                                                         $  1,993,733           $  1,903,002
                                                                           ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $     93,252           $      7,601
  Accruals - related party                                                       50,242                     --
  Operational advances - related party                                           29,463                 83,991
  Notes payable                                                                 208,085                     --
                                                                           ------------           ------------
      TOTAL CURRENT LIABILITIES                                                 381,042                 91,592
                                                                           ------------           ------------

      TOTAL LIABILITIES                                                         381,042                 91,592

STOCKHOLDERS' EQUITY
  Common Stock, authorized 3,750,000,000 shares, par value
   $0.001, issued and outstanding on September 30, 2011 and
   December 31, 2010 is 1,454,657,834 and 1,046,197,880, respectively         1,454,658              1,046,198
  Additional paid in capital                                                  3,482,662              3,123,983
  Accumulated deficit during exploration  stage                              (3,324,629)            (2,358,771)
                                                                           ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                              1,612,691              1,811,410
                                                                           ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  1,993,733           $  1,903,002
                                                                           ============           ============


        The accompanying notes are an integral part of these statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)

                                                                                                       From Inception
                                      Three Months Ended                 Nine Months Ended          January 28, 2003 to
                                         September 30,                      September 30,              September 30,
                                     2011              2010             2011              2010              2011
                                --------------    --------------   --------------    --------------    --------------
                                                    (Restated)                         (Restated)
Income                          $           --    $           --   $           --    $           --    $           --
                                --------------    --------------   --------------    --------------    --------------
Operating Expenses
  General and administrative            17,658            35,792          131,854            65,118           365,892
  Depreciation                          12,489                --           22,934                --            22,934
  Management salary                     69,150           186,000           99,750           347,500           621,250
  Professional fees                     62,548            23,750          164,744            73,750           549,662
  Exploration costs                    102,018             6,861          395,489            23,861           542,098
                                --------------    --------------   --------------    --------------    --------------

      Total expenses                   263,863           252,403          814,771           510,229         2,101,836
                                --------------    --------------   --------------    --------------    --------------

Net loss from operations              (263,863)         (252,403)        (814,771)         (510,229)       (2,101,836)

Other expenses
  Interest expense (Restated)          (86,703)         (868,627)        (151,089)       (1,043,627)       (1,222,794)
                                --------------    --------------   --------------    --------------    --------------

      Total other expenses             (86,703)         (868,627)        (151,089)       (1,043,627)       (1,222,794)
                                --------------    --------------   --------------    --------------    --------------

Net loss                        $     (350,566)   $   (1,121,030)  $     (965,860)   $   (1,553,856)   $   (3,324,630)
                                ==============    ==============   ==============    ==============    ==============

Loss per share-basic            $        (0.00)   $        (0.00)  $        (0.00)   $        (0.00)
                                --------------    --------------   --------------    --------------
Weighted average number
 of shares-basic                 1,347,649,299       648,078,197    1,347,649,299       648,078,197
                                --------------    --------------   --------------    --------------


        The accompanying notes are an integral part of these statements.

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       From Inception
                                                                          Nine Months Ended         January 28, 2003 to
                                                                            September 30,               September 30,
                                                                      2011               2010               2011
                                                                  ------------       ------------       ------------
                                                                                      (Restated)
OPERATING ACTIVITIES
  Net loss                                                        $   (965,860)      $ (1,553,856)      $ (3,324,630)
  Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation                                                       22,934                 --             22,934
     Stock based compensation                                           44,839            456,261            385,539
     Non cash interest expense (Restated)                                9,500            903,227          1,043,127
     Amortization of deferred finance costs                             37,700                 --             37,700
     Original issue discount amortization                               45,000             50,000            245,000
  Changes in assets and liabilities
     Increase in accounts payable and accrued liabilities               85,652             22,335             85,652
     Increase in accruals-related party                                 50,242             48,482            268,542
                                                                  ------------       ------------       ------------

          NET CASH USED BY OPERATING ACTIVITIES                       (669,993)           (73,551)        (1,236,136)
                                                                  ------------       ------------       ------------
INVESTMENT ACTIVITIES
  Acquisition of property and equipment                               (195,075)                --           (259,829)
  Cash acquired through acquisition of subsidiary                           --                 --                 39
                                                                  ------------       ------------       ------------

          CASH USED BY INVESTMENT ACTIVITIES                            95,075)                --           (259,790)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                   601,500                 --          1,232,350
  Proceeds from notes payable                                          245,000                 --            245,000
  Repayment of notes payable                                           (46,914)           (46,914)
  Contributed capital                                                       --              8,960             13,268
  Operational advances                                                 (15,928)            64,569             68,063
                                                                  ------------       ------------       ------------

          CASH PROVIDED BY FINANCING ACTIVITIES                        783,658             73,529          1,511,767
                                                                  ------------       ------------       ------------

Net increase/(decrease) in cash                                        (81,410)               (22)            15,841

Cash and cash equivalents, beginning of period                          97,251                 54                 --
                                                                  ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $     15,841       $         32       $     15,841
                                                                  ============       ============       ============

                                  SUNERGY, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       From Inception
                                                                          Nine Months Ended         January 28, 2003 to
                                                                            September 30,               September 30,
                                                                      2011               2010               2011
                                                                  ------------       ------------       ------------
                                                                                      (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
  Interest                                                        $         --       $         --       $         --
                                                                  ------------       ------------       ------------
  Income taxes                                                    $         --       $         --       $         --
                                                                  ------------       ------------       ------------
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
  Stock issued to settle operational advances                     $     38,600       $         --       $   (703,003)
                                                                  ------------       ------------       ------------
  Debt issued to acquire assets                                   $         --       $         --       $    487,500
                                                                  ------------       ------------       ------------
  Stock issued to acquire assets                                  $         --       $  1,760,988       $   (500,000)
                                                                  ------------       ------------       ------------
  Assets acquired through acquisition of subsidiary               $         --       $         --       $   (753,497)
                                                                  ------------       ------------       ------------
  Shares issued to settle debt                                    $         --       $    654,402       $    654,402
                                                                  ------------       ------------       ------------
  Liabilities assumed through acquisition of subsidiary           $         --       $         --       $     42,725
                                                                  ------------       ------------       ------------
  Shares issued to acquire subsidiary                             $         --       $         --       $    290,000
                                                                  ------------       ------------       ------------
  Warrants issued to acquire subsidiary                           $         --       $         --       $    420,811
                                                                  ------------       ------------       ------------


        The accompanying notes are an integral part of these statements.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

SUNERGY, Inc. (The Company) was organized in the state of Nevada on January 28, 2003 and is an exploration phase mineral and mining company.

The Company has mineral properties located in the Republic of Ghana and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from these properties will be dependent upon the discovery of economically recoverable reserves located within the property interests held by the Company, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

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

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


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

               Furniture and Fixtures     5 - 7 Years
               Equipment                  3 - 5 Years

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

The Company has reviewed recently issued accounting pronouncements and believes none will have any material impact on our financial statements.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has accumulated a loss of $3,324,629 during its exploration stage and has a working capital deficit of $365,201 as of September 30, 2011. This raises substantial doubt about the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

                                             September 30,          December 31,
                                                 2011                  2010
                                              ----------            ----------
Exploration equipment                         $  221,768            $       --
Rolling stock                                     10,000                    --
Power generating equipment                        13,307                    --
Office furniture and equipment                     2,254                 2,254
                                              ----------            ----------
     Subtotal                                    247,329                 2,254
Less accumulated depreciation                    (22,934)                   --
                                              ----------            ----------
     Property, and equipment - net            $  224,395            $    2,254
                                              ==========            ==========

NOTE 5. NOTES PAYABLE

During the nine month period ended September 30, 2011 we issued $290,000 in note payables to various investors, which consisted of $245,000 in loans and $45,000 in originally issued discount due at maturity for the purchase of equipment used in exploration. During the period we amortized $45,000 of the $45,000 of originally issued discount. As an incentive for the note holders we also agreed to issue 14,200,000 units with each unit consisting of one restricted share of common stock and one 12 month common share purchase warrant and were valued at $37,700 and recorded as prepaid financing cost. As of September 30, 2011, the Company has amortized the entire $37,700 of prepaid financing cost.

Of the above loans, $105,500 were collateralized by 34,000,000 equity units with each unit consisting of one share of common stock and a one year warrant. Of the 34,000,000 warrants 14,000,000 are exercisable at $0.005 per share, 15,000,000 are exercisable at $0.0075, and 5,000,000 are exercisable at $0.007 per share. In the event of default, the note holders are able to convert the outstanding balance owed to the common share collateral.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


As of September 30, 2011, the company was in default on $52,500 of the above notes, including $7,500 in accrued interest. As such, the Company has recorded $1,300 in penalty fees.

On July 30, 2011 the Company issued 8,000,000 equity units with each unit consisting of one common share and one twelve month warrant exercisable at $0.005 per share to settle $17,500 note and $2,500 accrued interest.

On September 26th, 2011 the Company issued 7,000,000 equity units with each unit consisting of one common share and one twelve month warrant exercisable at $0.0075 per share to settle $17,500 note and $7,000 accrued interest

A summary of the outstanding balance for the periods ended September 30, 2011 and December 31, 2010 follows:

                                             September 30,          December 31,
                                                 2011                  2010
                                              ----------            ----------
Notes Payable                                 $  290,000            $       --
Payments                                         (46,915)
Loan Settlements                                 (35,000)                   --
                                              ----------            ----------
Total Notes Payable                           $  208,085            $       --
                                              ==========            ==========

NOTE 6. STOCKHOLDERS' EQUITY

COMMON STOCK

The following provides a summary description of the common stock and equity-linked instruments issued during the nine months ended September 30, 2011. For a detailed description of the issuances prior to January 1, 2011 please refer to our previous filings, most recently our Form 10-K for the year ended December 31, 2010.

     On January 11, 2011 the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for $0.0025 per share for $313,500 cash. The Company entered into various transactions to issue equivalent units of one common stock and one 12 month purchase warrant exercisable at $0.005 during the quarter.

     On January 11, 2011 the Company settled $47,500 in accounts payable through the issuance of 19,000,000 units at $0.0025 with each unit consisting of one common share and one 12 month warrant exercisable at $0.005.

     On January 11, 2011 the Company issued 18,779,960 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $44,861.

     On January 11, 2011 the Company issued 4,000,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $10,000.

     On January 11, 2011 the Company issued 15,440,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of$38,600 to settle operational advances.

     On January 11, 2011 the Company issued 2,500,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $6,250 of consulting services.

     On February 24, 2011 the Company issued 10,000,000 shares of common stock valued at $0.0025 per share or $25,000 for consulting services and is recorded in exploration expense.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


COMMON STOCK CONT.

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

     On June 22, 2011, the Company issued 7,714,285 units for $27,000 cash consisting of one common share and one 12 month warrant exercisable at $0.006.

     On June 22, 2011, the Company issued 1,200,000 units for $3,000 cash at $0.025 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 and 27,928,567 units for $97,750 cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.006.

     On June 22, 2011, the Company issued 100,000,000 units at $0.0035 for $350,000 cash with each unit consisting of one common share and one 12 month warrant exercisable at$0.007 per share. Upon exercise each original warrant will be issued an incentive warrant if exercised within seven months. The number of incentive warrants issued for each original warrant exercised will decrease to 80%, 70%, 60%, 50%, and 40% if exercised on the 8th, 9th, 10th, 11th or 12th month respectively. Incentive warrants will be exercisable at a 30% discount of the preceding five day average price per share.

     On June 22, 2011, the Company issued 900,000 units consisting of one share of common stock and one 12 month warrant exercisable at $0.0075 per share, as incentive to enter into various loan agreements. The units were valued at $3,350 based on the $0.0035 unit price from subscriptions sold for cash in the same period.

     During the third quarter of 2011, the Company issued 10,000,000 common shares at $0.0025 for $25,000 cash and 8,000,000 common shares at $0.005 for $40,000 cash for the exercise of warrants.

     During the third quarter of 2011, the Company issued 3,000,000 common shares for various services. These shares were valued at $10,500 based on the $0.0035 cash subscription price sold during the same period.

     During the third quarter 2011, 10,357,142 units were issued for $36,250 cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share.

OUTSTANDING WARRANTS

On October 18, 2010, the Company authorized the issuance of 100,000,000 one year warrants exercisable at $0.0025 and 100,000,000 one year warrants exercisable at $0.005 per share. The warrants were issued as consideration for the acquisition of Allied Mining and subsidiary.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


On  January  11,  2011,  the  Company  issued   125,400,000  one  year  warrants
exercisable at $0.005 per share. The warrants were issued as consideration for the cash purchase of an equal number of common shares at $0.0025 per share.

OUTSTANDING WARRANTS CONT.

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

In a 2012 resolution, the Company extended the expiration date on most of the outstanding warrants by six months. The new expiration dates are reflected in the below listed schedules.

On September 30, 2011 the Company had warrants outstanding for the purchase of an aggregate of 545,459,954 shares of its common stock, which are summarized in the table below:

                 Warrants          Exercise          Expiration
                Outstanding          Price              Date
                -----------          -----              ----
                 90,000,000          0.0025          16-Jul-2012
                100,000,000          0.005           16-Jul-2012
                194,059,960          0.005           16-Jul-2012
                 14,200,000          0.005           22-Dec-2012
                 35,642,852          0.006           22-Dec-2012
                100,000,000          0.007           22-Dec-2012
                  1,200,000          0.0075          22-Dec-2012
                  6,000,000          0.007           31-Jan-2013
                  1,428,571          0.007           1-Feb-2013
                  1,500,000          0.007           4-Feb-2013
                  1,428,571          0.007           16-Mar-2013
                -----------
    Total       545,459,954
                ===========

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


OUTSTANDING WARRANTS CONT.

Information relating to warrant activity during the reporting period follows:

                                                                                            Weighted
                                                                                            Average
                                                         Number of          Contingent      Exercise
                                                          Warrants           Warrants        Price
                                                          --------           --------        -----
Total Warrants outstanding at December 31, 2010         200,000,000                  --     0.00375
  Plus: Warrants Issued                                 364,459,954         100,000,000     0.0057
  Less: Warrants Exercised                              (19,000,000)
  Less: Warrants Expired
                                                        ------------       ------------
Total Warrants outstanding at September 30, 2011        545,459,954         100,000,000     0.0050
                                                        ============       ============

NOTE 7.  RELATED PARTY TRANSACTIONS

Operational Advances - Related Party

Operational advances are short-term, unsecured, non-interest bearing operational loans made by various related parties to maintain day-to-day operations. Summary of balance follows:

                                             September 30,          December 31,
                                                 2011                  2010
                                               --------              --------
Operational Advances                           $ 29,463              $ 83,991


Accruals - Related Party

Related party transactions include accruals of unpaid management and director fees. Summary of balance follows:

                                             September 30,          December 31,
Related Party-Accruals                           2011                  2010
----------------------                         --------              --------
Management & Director Fees                     $ 41,242              $     --
Advisor Fees                                      9,000                    --
                                               --------              --------
Total Related Party Accruals                   $ 50,242              $     --
                                               ========              ========

NOTE 8. RESTATED FINANCIALS

On September 30, 2010 the Company had used erroneous market prices to calculate the fair value of certain stock issues which it corrected in its 10-K annual report dated December 31, 2010. The correction impacted reported interest expense in the statement of operations and the statement of cash flows. The Company had determined that it was unnecessary to restate its September 30, 2010 10-Q filing because the calculation error was not discovered until the audit of its annual report and the corrections were made there. Because both reports were over nine months late, restatement of the September 30, 2010 10-Q would have been irrelevant to potential users.

                         SUNERGY, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


NOTE 8. RESTATED FINANCIALS CONT

Following is a summary of the restated amounts as they affect the comparative amounts currently being reported:

                                         Three Months              Nine Months
                                            Ended                    Ended
                                         September 30,            September 30,
                                             2010                     2010
                                         ------------             ------------
As Previously Reported                   $ (1,252,388)            $ (1,901,388)
As Restated                                  (868,627)              (1,043,627)
                                         ------------             ------------
Affect of Restatement                    $   (383,761)            $   (857,761)
                                         ============             ============

NOTE 9.  SUBSEQUENT EVENTS

During the fourth quarter of 2011, the Company issued 22,000,000 units to settle $52,500 of debt with each unit consisting of one common share and one 12 month warrant with 14,000,000 exercisable at $0.0075 and 8,000,000 exercisable at $0.005 per share.

During the fourth quarter of 2011, 1,428,571 units were issued for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share.

During the fourth quarter of 2011, 4,500,000 shares were issued for consulting services at $0.0035 per share.

During the fourth quarter of 2011, 6,000,000 units were issued for consulting services at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 per share.

During the fourth quarter of 2011, 5,000,000 common shares were issued for cash in the exercise of warrants at $0.0025 per share.

During the fourth quarter of 2011, 2,000,000 common shares were issued for cash in the exercise of warrants at $0.005 per share.

During the first quarter of 2012, the Company issued 18,800,000 common shares in the exercise of warrants at $0.005 per share and 14,600,000 common shares in the exercise of warrants at $0.0025 per share.

During the first quarter of 2012, the Company issued 17,071,425 units for cash at $0.0035 per unit, with each unit consisting of one common share and one 12 month share purchase warrant. Of the total warrants issued 14,642,855 are exercisable at $0.005 and 2,428,570 are exercisable at $0.007 per share.

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

OVERVIEW AND CURRENT BUSINESS

We were incorporated in the State of Nevada, USA, on January 28, 2003. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. Our current exploration efforts are focused on our two properties; one of which is located in Sierra Leone, Africa and the other is located in Ghana, Africa.

NYINAHIN CONCESSION, GHANA:

We have commenced the exploration stage of our operations on Nyinahin but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production. This year's exploration is designed to confirm initial discoveries of gold on our concession contained in a report that accompanied the purchase of the property. A budget of $50,000 was committed to initiate this sampling program. The program commenced in the third quarter beginning July 2011 and ended in November 2011 with a Technical Report filed in December with the Minerals Commission in Ghana. The results indicate further exploration involving geochemical and geophysical work which, if successful, should set the stage for drilling in the bedrock that is a direct extension of the Keegan Esaase-Jeni Project. .

Alluvial mining operations for gold have sprung up along the Offin River which runs through the eastern portion of our concession, and surround this area of our concession. Immediately adjacent on the east to the Nyinahin concession are the Esaase-Jeni (Gyeni) properties, held by Keegan Resources of Canada. Prior to

Keegan's acquisition of the Bonte (now called Esaase) and the Jeni (Gyeni) concessions, they were mined for alluvial gold by Bonte Gold Mines, a subsidiary of Akrokeri-Ashanti Gold Mines of Canada. This recent alluvial activity suggests the strong viability of the alluvial opportunity on our concession and alluvial Joint Venture partners are being sought at this time.

The Nyinahin concession is located between two geological gold belts, the Bibiani Belt to the west and the Asankrangwa to the east. The license allows for the exploration and mining of gold, silver, base metals and diamonds. About 80% of the Nyinahin concession lies to the west of the Offin River within the Ashanti region of Ghana. There are several historical pits and adits with a strong clustering of artisan pits located along the Offin River. Three old gold prospects exist on the concession. The property is accessed via the main Kumasi-Bibiani trunk road. It falls under the jurisdiction of the Atwima Mponua District Assembly with headquarters at Nyinahin. The Offin River area offers strong alluvial operations potential as well as the underlying bedrock is a continuation of the Keegan Esaase-Jeni Project. The large area west of the Offin River area contain some significant geological anomalies that warrant additional exploration activities. In the overall, this concession represents a significant future development opportunity for our Company.

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

When we purchased the Pampana River concession in 2010, Allied Mining and Supply had been conducting exploration there for two years and had laid out a program to exploit the newly discovered rare earth elements in the heavy mineral sands that exist in association with the gold. To further that program, we contracted to purchase approximately $200,000 worth of dredges and associated support equipment to deploy on the Pampana River directly to establish our ability to recover the gold and other valuable minerals, commonly referred to as rare earth elements (REE), associated with the heavy mineral sands (HMS).

Rare earth elements are a unique group of chemical elements that exhibit a range of special electronic, magnetic, optical and catalytic properties. REEs are used in a wide range of alloys and compounds, and can greatly affect the performance of complex engineered systems. They occur in a variety of chemical forms and have a wide variety of applications, including the processing of materials. REEs are used in components in engineered products, and their uses include fluid cracking catalysts, automotive catalytic convertors, polishing materials, permanent magnets, energy storage, phosphors, and glass additives. In modern society, many of these uses are critical for high tech devices including electronics, jet planes and rocks, and vital engineered components.

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

In furtherance of the exploration activities carried out by Allied in 2010, and based on the preliminary results of their prior efforts, we commenced our initial dredging April 16, 2011, well into the mining season which generally ends with the beginning of rainy season (July). The dredging took place in the Masanga Area that is believed to have limited overburden and has good river accessibility. Shortly after deployment in April 2011, the two Allied dredges were producing daily quantities of heavy mineral sands (HMS). The early estimate range of 400 to 500 pounds of HMS per dredge per 10 hour day, were validated. The process involved regular performance evaluation and modifications and adjustments of the dredges and support equipment in order to maximize the efficiency of the advanced exploration activity. Multiple areas along the river were sampled involving considerable de-staging, repositioning and deployment in order to generate target appraisals and gauge future recovery potential. Operations were suspended in July 2011 during the rainy season. Results of 2011 operations will be discussed once finally tallied in an upcoming report to be filed with the Minerals Commission in Sierra Leone.

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

Allied/Sunergy's steadfast commitment to community development has led to our current standing in the district of Tonkolli which has never been higher. Our employees, some of whom have been with us for three years, are capable, hard working and well respected among the villages on our concession. Allied has typically employed 70 to 80 men and women each year during the mining season. Most are full-time, while others are part-time or temporary help. This effort is important to maintain a high level of confidence in the communities and the country of Sierra Leone, which gives Sunergy a strong foundation to develop additional business in the Country.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

                           Three Months      Three Months       Nine Months       Nine Months
                              Ended             Ended             Ended             Ended
                           September 30,     September 30,     September 30,     September 30,
                               2011              2010              2011              2010
                            ----------        ----------        ----------        ----------
Revenue                     $       --        $       --        $       --        $       --
Operating Expenses             263,863           252,403           814,771           510,229
Interest Expense                86,703           868,627           151,089         1,043,627
                            ----------        ----------        ----------        ----------
Net Loss                    $  350,566        $1,121,030        $  965,860        $1,553,856
                            ==========        ==========        ==========        ==========

EXPENSES

Our operating expenses for the three and nine months ended September 30, 2011 and 2010 are outlined in the table below:

                           Three Months      Three Months       Nine Months       Nine Months
                              Ended             Ended             Ended             Ended
                           September 30,     September 30,     September 30,     September 30,
                               2011              2010              2011              2010
                            ----------        ----------        ----------        ----------
General and administrative  $   17,658        $   35,792        $  131,854        $   65,118
Depreciation                    12,489                --            22,934                --
Management salary               69,150           186,000            99,750           347,500
Professional fees               62,548            23,750           164,744            73,750
Exploration costs              102,018             6,861           395,489            23,861

Operating expenses for the three months ended September 30, 2011, increased by approximately 4.5% as compared to the same period in 2010. The increase is primarily the result of an increase in general and administrative expenses, professional fees and exploration costs and related party interest expenses. Operating expenses for the nine months ended September 30, 2011, increased by approximately 60% as compared to the same period in 2010. The increase is primarily as a result of an increase in general and administrative expenses, professional fees, exploration costs and interest expenses. During the nine months ended September 30, 2011 the company increased its exploration resulting in exploration costs for the period nearly 16 times the amount spent during the corresponding period in the previous year.

REVENUE

We have not earned any revenues since our inception on January 28, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin and Pampana properties. We have not commenced the commercial development stage of our business and can provide no assurance that we will discover economic mineralization on the properties, or if such minerals are discovered, that we will enter into commercial production.

EQUITY COMPENSATION

We currently do not have any formalized equity compensation plans or arrangements, however, we enter into agreements with employees, consultants, and other service providers that allows us to issue equity instruments in settlement of accrued expenses and financing arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                    At                At
                               September 30,      December 31,      Increase/
                                   2011              2010           (Decrease)
                                ----------        ----------        ----------
Current Assets                  $   15,841        $  147,251        $ (131,410)
Current Liabilities                381,042            91,592           289,450
                                ----------        ----------        ----------
Working Capital (deficit)       $ (365,201)       $   55,659        $ (420,860)
                                ==========        ==========        ==========

The decrease in working capital is a result of short-term loans obtained during the nine month period ended September 30, 2011 used to purchase $195,076 of exploration equipment and finance operations.

CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                  ----------------------------
                                                     2011              2010
                                                  ----------        ----------
Net Cash (used) in Operating Activities           $ (669,993)       $  (73,551)
Net Cash (used) in Investing Activities             (195,075)               --
Net Cash Provided by Financing Activities            783,658            73,529
                                                  ----------        ----------
INCREASE/(DECREASE) IN CASH DURING THE PERIOD     $  (81,410)       $      (22)
                                                  ==========        ==========

We have been aggressive in working to obtain capital through both sales of stock and borrowings to fund our operations. During October 2010 we acquired our subsidiary with its Pampana River concession and began dredging operations. We have used over 50% of the cash raised to directly finance those operations.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.. There are a substantial amount of warrants that when exercised could provide a significant amount of additional equity funding that will assist in the future exploration and development of our Company's mining businesses in both Ghana and Sierra Leone, however, there is no guarantee that investors will exercise any of these warrants or that we will be successful at raising additional capital.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. There has been no change in our critical accounting estimates during the periods presented in this report.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on either of our mineral properties and build and operate a mine. We had cash in the amount of $15,841 as of September 30, 2011. At September 30, 2011, we had a working capital deficit of $365,201. We incurred a net loss of $965,560 for the nine months ended September 30, 2011 and $3,324,630 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our prior independent registered public accounting firm, in their report dated December 15, 2011, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE PINK SHEETS MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES. WE ARE CURRENTLY UNDER THE CAVEAT EMPTOR STATUS ON THE PINK SHEETS, SINCE DECEMBER 15, 2010, DUE TO THE FACT THAT WE ARE A FULLY REPORTING COMPANY AND OUR FINANCIALS ARE NOT YET FULLY UP TO DATE. WE HAVE SUCCESSFULLY FILED THE 10K FOR DECEMBER 31, 2009, Q'S 1,2,3 AND THE 10K FOR 2010AND Q'S 1,2 AND 3 FOR 2011. ONCE OUR 10K FOR DECEMBER 31, 2011 AND OUR Q 1 FOR 2012 ARE FILED, WE WILL BE COMPLIANT IN OUR REQUIRED FILINGS AND CAN APPLY FOR REMOVAL OF THE CAVEAT EMPTOR STATUS.

THE CAVEAT EMPTOR STATUS PREVENTS ANY SHARES, RESTRICTED OR UNRESTRICTED TO BE DEPOSITED FOR TRADING IN THE BROKERAGE SYSTEM. COUPLED WITH THE FACT THAT THE COMPANY'S SHARES TRADE AT LESS THAN $0.01, MAKES IT IMPOSSIBLE TO GET ANY SHARES DEPOSITED FOR TRADING. WE HAD 591,198,629 UNRESTRICTED COMMON SHARES AVAILABLE FOR SALE IN THE SYSTEM AS OF SEPTEMBER 30, 2011. SHOULD THE CAVEAT EMPTOR BE SUCCESSFULLY REMOVED AND THE MARKET PRICE RISE ABOVE $0.01 SIGNIFICANTLY MORE SHARES MAY BE MADE AVAILABLE FOR SALE BY BEING ALLOWED TO BE DEPOSITED IN THE MARKET SYSTEM. THIS COULD HAVE AN ADVERSE EFFECT ON OUR MARKET.

Our common stock is quoted on the Pink Sheets . Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

On June 22, 2011 we issued 7,714,285 units consisting of one common share and one 12 month warrant exercisable at $0.006 to satisfy subscriptions payable of $27,000 shares. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

(32)     SECTION 1350 CERTIFICATIONS

32.1*    Certification  of the Principal  Executive  Officer  filed  pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*    Certification  of  the  Principal   Financial   Officer  and  Principal
         Accounting Officer filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**    INTERACTIVE DATA FILES
         101.INS
         101.SCH
         101.CAL
         101.DEF
         101.LAB
         101.PRE  XBRL Instance Document
         XBRL Taxonomy Extension Schema Document
         XBRL Taxonomy Extension Calculation Linkbase Document
         XBRL Taxonomy Extension Definition Linkbase Document
         XBRL Taxonomy Extension Label Linkbase Document
         XBRL Taxonomy Extension Presentation Linkbase Document

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

                             SUNERGY, INC.


Date: May 25, 2012           By: /s/ Bryon Miller
                                ------------------------------------------------
                             Name:  Bryon Miller
                             Title: Chief Executive Officer, President, Director


Date: May 25, 2012           By: /s/ Mark Shelley
                                ------------------------------------------------
                             Name:  Mark Shelley
                             Title: Chief Financial Officer (Principal Financial
                                    and Accounting Officer)