Form 10-K
period 2011-12-31
SUNERGY INC
filed 2012-07-02
CIK 1261487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011 was $14,899,338 based on a $0.0122 closing price per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
1,567,282,115 as of June 15, 2012

PART I

Item 1.  Business

In this Annual Report on Form 10-K, references to “dollars” and “$” are to the United States dollars and, unless the context otherwise requires, Sunergy, Inc., and its consolidated subsidiaries are referred to in this report as the “Sunergy,”  the “Company,” “we,” “our” or “us.” In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) for Sunergy  contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates, predicts”, “potential” or “continue” or the negative of these terms and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein  based on  (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our exploration activities and results, or increase competitive pressures within the mining industry, (ii) the impact of governmental initiatives in Ghana and Sierra Leone West Africa to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, and price control, (iii) our anticipated cash needs in light of our liquidity, (iv) the continued price of gold and rare earth elements, (v) trends and other factors affecting our financial condition or results of operations from period to period, including severe weather conditions or natural disasters and the availability of sufficient labor during the exploration period, (vi)  the impact of foreign currency fluctuations, (vii) our plans for expansion of our business and exploration, (viii) our ability to successfully integrate our mining explorations into the existing natural environment and economic climate of our concessions, and (ix ) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in Ghana and Sierra Leone West Africa or elsewhere directed at mining and mineral concessions, currency and the free exchange (including without limitation import and exports) of goods and raw materials (including without limitation gold and rare earth elements)  from one county to another, and  other risk factors listed in the section of this Annual Report titled “Risk Factors” and elsewhere in this Annual Report. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. All forward-looking statements in this Annual Report are based on information available to us on the date hereof, and we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report . We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

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

Our Current Business

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Ghana, and Sierra Leone West Africa. Our 150 sq.km. Nyinahin mining concession in Ghana and the 140.1 sq. km. Pampana River mining concession in Sierra Leone are the focus of our immediate exploration and development activities. We are constantly evaluating additional potential properties as well with an eye to growing our portfolio.  The two above projects are discussed in detail below. We are in the process of doing advanced mineralogical work on our Pampana River Project to determine the economics of mineral separation which will allow for marketability of the various rare earth’s and precious metals already discovered.

Nyinahin Mining Concession - Ghana, West Africa

Sunergy’s Nyinahin concession is located in Ghana’s Ashanti Region, ca. 50 km southwest of Kumasi. The Kumasi-Bibiani road cuts NE-SW across the northwest part of the concession. The concession is irregularly shaped and is approximately bounded by 6o29’ and 6o37’ North Latitude and 2o01’and 2o12’ West Longitude.  The concession consists of 150 km2 of gently rolling secondary forest and slash-and-burn farming areas containing some cocoa farms and oil-palm plantations. The Offin River valley follows a roughly 10 km meandering NE-SW course through the southeastern part of the concession approximately 60 km upstream from the Central Region town of Dunkwa-on-Offin (also known as Dunkwa).

The Nyinahin concession was originally granted as a reconnaissance license in July 2005. The owner entered into an agreement on in April 2006 to sell its 100% interest in Mineral License including the concession to Mikite Gold Exploration Limited, a Ghana Corporation. The reconnaissance license was converted into a two year renewable Prospecting License in January 2008 by Ghana’s Minister of Lands, Forestry and Mines.  Sunergy acquired Mikite Gold Resources Limited in October 2008 and continues to explore the concession as a wholly-owned subsidiary.

The Prospecting License does not have an expiry date providing the Company remains in good-standing and the every other year license renewal requirements are met.  If we identify commercially viable resources within the concession we may apply for a 30-year mining license to further develop and mine the concession.   The Company and our management currently believe it holds a Prospecting License in good standing with the Ghana Minerals Commission.

Regional Geology

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

There are numerous forms in which gold occurs in the Birimian system of Ghana. Current field work coupled with other geological report suggest that the Nyinahin concession greatly point to mineralization related to shear system within metase dimentary environment as exhibited at the Bibiani mines of the Ashanti Goldfield Corporation Ltd. Other forms of mineralization include that exhibited on the Ntibia mines, i.e., mineralization associated with granites within intrabasinal environments. The structures on the concession have resemblance to intrabasinal faults represented by the Asankrangwa Fault in the Kumasi basin and the Yamfo trend in the Sunyani basin.

Ghana’s geologic setting can be divided into four major litho-stratigraphic and litho-tectonic complexes:

I – The oldest rocks exposed in Ghana are Paleoproterozoic (Early Proterozoic) meta-sedimentary and meta-volcanic rocks of the Birimian and Tarkwaian systems, which have been intruded by Paleoproterozoic granitic rocks of the Basin and Belt intrusive complexes. The Paleoproterozoic rocks of Ghana have been dated at between 2195 and 2072 Ma,

II – Infra-Cambrian (Neo-Cambrian or Late Proterozoic) to Early Cambrian sedimentary rocks of the Voltaian Supergroup, which are considered as Pan African in age, have been dated between 1000 and 542 Ma.

III – Sedimentary, volcanic, and metamorphic rocks, and tectonites of the Pan-African Dahomeyide orogenic belt, which have been dated between 610 and 570 Ma, and include the Buem and Togo structural units (equivalent in age to units in the Voltaian Supergroup), and the Dahomeyan Supergroup. These units range from unmetamorphosed clastic sedimentary and volcanic rocks to quartzites, serpentenites, schists, and gneisses.

IV – Clastic sedimentary rocks related to the opening of the Atlantic Ocean, that were deposited in restricted basins along Ghana’s coast, and range in age from Ordovician to Cretaceous. The Paleozoic to Cretaceous sedimentary rocks appear in Figure 2 as small basins along the coast of southern Ghana.

Local Geology

The rocks in the Project area consist of clastic meta-sedimentary rocks that were deposited in the Kumasi Basin, just to the west of the somewhat poorly defined zone, referred to as the Asankrangwa-Manso Nkwanta gold belt  The rocks consist of Paleoproterozoic meta-sedimentary rocks of the Birimian Supergroup, which have been dated to between 2195 and 2145 Ma. The Birimian rocks were intruded by Eburnean plutonic rocks of the Basin granitic complex (formerly referred to as the Cape Coast Complex or G1), and dated between 2116 and 2072 Ma. The part of the Nyinahin concession, north of 6o30’ was mapped for the Ghana Geological Survey (GGS) by the Bulgarian geologist, Dr. C.N. Dabowski (1971a), and the area south of 6o30’ was mapped by the American geologist R.A. Senger (1975a), both at a scale of 1:62,500. The geologic maps of Dabowski (1971b),  and Senger (1975b) indicate northeast-trending exposures of steeply dipping Birimian meta-sedimentary rocks, intruded on the west and north by granitic rocks of Basin affinity.

Dabowski (1971a and 1971b) divided the “Lower Birimian” rocks of Field Sheet 122, Kukuom SE, into four meta-sedimentary flysch units within the area of the Nyinahin Concession: (1) a Sandy-Pelitic formation; (2) a Pelitic formation; (3) a Sandy formation; and (4) an Argillaceous formation, and also indicated that the Birimian meta-sedimentary rocks were intruded by a two-mica granodiorite of the Cape Coast Complex (now Basin Complex) on the west and north. Senger’s map (Senger, 1975b) of Field Sheet 84, Wiawso NE, indicates three meta-sedimentary flysch units in the southeast part of the concession. Senger (1975a) defines these as (1) a Sandy-Pelitic formation; (2) a Pelitic formation; and (3) a Sandy formation. These correspond with the first three mapped units of Dabowski (1971a). D.A. Copeland (1973) also reported on the geology of Field Sheet 84. The two maps disagree as to the location of the boundary between the meta-sedimentary and the granitic rocks, however, this contact lies outside the Project area.

Hirdes and others (1993) geological map of Southwest Ghana, divided the meta-sedimentary rocks of the Project area into three lithofacies units: (1) an Argillite/Volcaniclastic facies; (2) a Volcaniclastic/Argillite facies; and (3) a Wacke facies. These units do not directly correspond with the units mapped earlier by Dabowski (1971a and 1971b) and Senger (1975a and 1975b). The contact between the meta-sedimentary rocks and the granitic rocks of Hirdes and others (1993) also do not exactly agree with similar boundaries on the maps of Dabowski (1971b) and Senger (1975b). However, considering the deep weathering that formed the saprolitic and lateritic cover, and the general lack of outcrops, the maps are in basic agreement as to the essentials of the local geology.

The geologic map in the Mikite technical report from August 2006 (Adjovu, 2006), did not provide technical reference sources for the geologic mapping. However, the only organization to publish geologic maps of the Concession area was the Ghana Geological Survey (GGS). At the Geological Survey Department, Sunergy geologists met with Geoffrey K. Loh, Deputy Director (Technical) and Head of the Geologic Mapping Division. As Sunergy geologist, Robert A. Levich, is a former GGS geologist, who was involved in geologic mapping programs in western Ghana during the late 1960s and early 1970s, he was provided access to collect reports and examine mapping files. Sunergy, thereby obtained a number of published and unpublished reports and copied several unpublished geologic maps.

MINERALIZATION AND MINING

Alluvial Mining Status

Downstream from Nyinahin, 1.45 million ounces of gold have been produced from the Ofin River valley, more than from any other river system in Ghana. Levich (2010) stated in Sunergy’s Alluvial Gold Deposits Report, that the Ofin River Valley, within the Nyinahin Concession, has vast potential for hosting alluvial gold deposits, and that there is excellent potential for economic recovery of gold from the alluvial deposits in the Ofin River Valley within

In addition, other areas of the Ofin River Valley, downstream (south) from the Nyinahin Concession, have also recently been opened for small licensed concessions.  Presently, there is large-scale alluvial mining taking place in the Ofin River Valley, upstream and close to Nyinahin Concession boundaries. There are miners from Ghana, the United Kingdom, Brazil, and China, and, reportedly Germany, near the boundaries of Sunergy’s Concession. In addition, immediately to the south of the Concession, in the vicinity of the town of Achiase (formerly called Awuokurom), there is an additional area that has been opened to small-scale licensed miners.  As far as I could ascertain, some two miles of Ofin River Valley within the Nyinahin Concession remains a virgin, non-mined area.

Potential of Birimian Meta-Sedimentary Rocks

Immediately adjacent on the east to the Nyinahin Concession are properties held by Keegan Resources of Canada, which purchased the partially mined-out Bonte and Jeni alluvial concessions during the early years of the 21st Century. The properties that adjoin the Nyinahin Concession are called the Esaase (formerly, the Bonte) and Jeni concessions, and there are continuing programs, begun in 2005, of geochemical sampling, geophysical (aeromagnetic) surveying, and trenching and core drilling. Since 2005, hard rock gold resources have been developed within the Esaase Concession, along a number of northeast-southwest trending structures. Keegan’s recent reports indicate the discovery of significant indicated gold resources. This meta-sediment formation runs directly under the Nyinahin Concession providing a target area for our on-going exploration. The maps available also indicate multiple mineralized fractures or fault zones, running south and southwest from the Jeni Concession into the Nyinahin property.

The recent discoveries of hard rock gold deposits near Esaase, and west of Nyinahin, indicates that a new ore deposit model exists for gold deposits in the Proterozoic meta-sedimentary rocks of the West African Precambrian Shield. These gold deposits were formed in multiple quartz veins or quartz reefs, within the Birimian meta-sedimentary rocks of Lower Proterozoic age of the Kumasi Basin, far from surface exposures of Birimian meta-volcanic greenstones and/or Dix Cove (G2) plutonic granitic rocks of Belt affinity.

The Nyinahin Concession lies in the western part of the Kumasi Basin, straddled between the recent gold discoveries described above. In addition, the known alluvial gold in the area may well be indicative of adjacent hard rock gold deposits. With this in mind, Sunergy geologists have initiated a program of using satellite-gathered remote sensing data to search for anomalous areas and/or indications of potentially favorable structures in the Lower Proterozoic rocks.

 WORK AND PROSPECTING ACTIVITIES COMPLETED

Geologic Field Studies

During 2011, Sunergy geologists made multiple visits to the Nyinahin Prospecting Concession. The Sunergy geologists examined the geology of the Nyinahin area, and compared field sites to the several unpublished geologic maps (Dabowski, 1971b; Senger, 1975b; and Adjovu, 2006) that were obtained by Sunergy, plus the published geologic map of Southwest Ghana (Hirdes and others, 1993). In the course of checking the geologic mapping, Sunergy geologists surveyed the geological features of the Concession and selected samples of rocks and soils that were collected and analyzed for gold.

The Sunergy geologists collected fifteen (15) rock samples and selected three (3) samples of stream sediments. Twelve (12) of the rock samples were from quartz veins and the remaining were identified as phyllite, graywacke, and silicified phyllite.

Remote Sensing Studies

Sunergy geologists have recently conducted comparative studies using LANDSAT 7-BAND satellite imagery of the Nyinahin concession and areas that host nearby known gold deposits, and have identified a number of areas with favorable characteristics. These areas will receive increased scrutiny during the geochemical-geophysical-geological examinations planned for the concession.

Sunergy contracted with the University of Ghana’s Centre for Remote Sensing and Geographic Information Systems (CERSGIS) at Legon to provide seven (7) bands of LANDSAT Satellite-collected Remote Sensing Imagery of the Nyinahin Concession and adjacent areas. Several weeks were required to collect and reduce this Imagery. All the available Imagery bands, plus composites, were examined and evaluated for use by enhanced evaluation. Several Images, which appeared most suitable, were selected, notably Band 6, and a 7 Band False Color Composite.

The areas selected for reduction, enhancement, and examination included both the Nyinahin Concession, and the adjacent Jeni and Esaase (originally Bonte) concessions to the east. As noted above, several northeast-trending vein structures, that have formed economically viable ore zones, containing several million troy ounces of gold were discovered and core drilled in the Birimian meta-sedimentary rocks of the Kumasi Basin. As it lies in the Paleoproterozoic Birimian meta-sedimentary rocks of the Kumasi Basin, close to Sunergy’s concession, the Esaase deposit is an excellent analogue, and is used as a model for potential gold deposits in the Nyinahin area, which is also located in a very similar environment of the Kumasi Basin.

The selected Imagery for Nyinahin was examined for anomalous features, including linear and circular/elliptical structures. These features were all carefully demarcated on tracing film, and compared to the known geology, as well as to similar features visible on the imagery for nearby concessions. In particular, the Imagery was examined for northeast-southwest trending features, similar to the ore-bearing structures discovered in the Esaase concession, as well as the mineralized fault zones recently reported to lie in the Jeni concession, and that extend into the Nyinahin concession. In addition, Sunergy geologists examined the relationship between circular/elliptical features, which possibly represent buried intrusive bodies, hidden collapse structures (e.g., calderas) or similar structures that might be a source for ascending hydrothermal fluids, heat sources, or merely increased areas of porosity and permeability. Hundreds of linear features were identified, and a number of circular or elliptical features were located, defined, and mapped. Of particular interest are intersections between several directions of linear features and between linear features and circular/elliptical features.

Geochemical Prospecting and Sampling

As noted above, Sunergy geologists collected rock samples and selected samples of stream sediments during their examination of the Nyinahin Concession. Many of the collected rock samples were from quartz veins and the remaining were identified in the field as phyllite, graywacke, and silicified phyllite. The Sunergy geologists also identified exposures of granitic rocks in areas adjacent to the Nyinahin Concession, however, no  samples of intrusive rocks were collected from within the Concession boundaries, and no granitic rocks were collected from outside the Concession.

 INTERPRETATION & DISCUSSION OF RESULTS

Geology

The recent discoveries of hard rock gold deposits near Esaase, and west of Nyinahin, indicates a new ore deposit model for gold deposits in the Proterozoic meta-sedimentary rocks of the West African Precambrian Shield. These deposits were formed in multiple quartz veins or quartz reefs, within the Paleoproterozoic Birimian meta-sedimentary rocks,of the Kumasi Basin, far from surface exposures of Birimian meta-volcanic greenstones and/or Dix Cove (G2) plutonic granitic rocks of Belt affinity.  The structures indicated on the Esaase maps and the favorable anomalous features discovered from the studies of remotely sensed Landsat data, plus the abundant alluvial gold in the Nyinahin area, indicates a strong possibility that similar deposits are located in the Birimian meta-sedimentary rocks of the Kumasi Basin that underlie the Nyinahin area.

Remote Sensing

Examination of the Landsat Band 6 Imagery revealed a total of 250 linear features within the current boundaries of the Nyinahin Concession, and 26 linear features in the area that was formerly part of the Concession and currently has been opened to small scale licensed mining along the Ofin River Valley. An additional 44 linear features are located adjacent or near to the concession’s boundaries. Several large circular or elliptical patterns are located in the concession, and a total of 18 curvilinear features were plotted within the boundaries of the Concession. An additional 8 curvilinear features lie within the former part of the Concession along the Ofin River. These features were compared to 22 linear features located in the Esaase Concession, and an additional 10 linear features found close to Esaase’s boundaries. Therefore, a total of 378 linear and curvilinear features were plotted and examined on the Landsat Band 6 Remote Imagery for the Nyinahin Concession and adjacent areas.

The composite image of all seven (7) Landsat Remote Imagery Bands was also examined and revealed a total of 240 linear features within the present boundaries of the Nyinahin Concession, and an additional 11 linear features in the area that was formerly part of the Concession, and currently has been opened to small scale licensed mining along the Ofin River Valley. An additional 23 linear features are located adjacent or near to the Concession’s boundaries. Several large circular or elliptical patterns are located in the concession, and a total of 26 curvilinear features were plotted within the boundaries of the Concession. An additional 13 curvilinear features lie within the area that was formerly part of the Concession along the Ofin River. These features were compared to 22 linear features located in the Esaase Concession, and an additional 2 linear features found close to Esaase’s boundaries. Therefore, a total of 337 linear and curvilinear features were plotted and examined on the Landsat Seven (7)-Band Composite Imagery for the Nyinahin Concession and adjacent areas.

Geochemistry

As noted above, Sunergy geologists collected fifteen (15) rock samples and selected three (3) samples of stream sediments. Twelve (12) of the rock samples were from quartz veins and the remaining were identified as phyllite, graywacke, and silicified phyllite.

One third (33%) of the quartz veins, all three (3) rock samples, and all three (3) samples of stream sediments contained measurable gold. 33% of the sampled quartz veins contained measurable gold values, as well as all rock samples, and all soil samples. Quartz vein samples contained up to 77 ppb, gold and the altered rock sample 75 ppb, gold, while the soil samples ranged up to 1,185 ppb gold (1.185 ppm). These are all anomalous values. The sample map of the Nyinahin Concession appears as Figure 8.

 FUTURE ACTIVITIES & PLANS

Planned Activities

During 2012, Sunergy/Mikite intends to continue to focus its efforts to accelerate programs to rapidly evaluate the hard rock potential of the Nyinahin area through remote sensing, detailed geological mapping, geochemical sampling, geophysical surveying emphasizing magnetometry, and rock sampling, both during surface examination and the core drilling of geochemical and geophysical anomalies.

The next step is for Sunergy/Mikite to conduct a systematic program to collect stream sediment samples for geochemical analysis, so as to identify all areas of the Nyinahin concession that have anomalous gold content. In parallel with this geochemical sampling, Sunergy geologists will carry out a program of detailed geologic mapping and collection of rock samples. After examination, analysis and plotting the results of the geochemical and geologic studies, Sunergy intends to follow these studies by planning an aeromagnetic survey of appropriate parts of the concession area.

The recent increase in the price of gold has served as a reminder of the great potential of Sunergy’s Nyinahin Concession to host vein deposits in the meta-sedimentary rocks of Ghana’s Precambrian shield, and also host other potential deposits related to the anomalous gold values of the Ofin River Valley. The increased gold price has focused Sunergy’s efforts to accelerate programs for bulk sampling of gold-bearing rocks and increased efforts to rapidly evaluate the hard rock potential of the Nyinahin area through systematic geochemical sampling, geophysical surveying emphasizing airborne magnetometry, and rock sampling during surface examinations, trenching, bulk sampling, and the core drilling of the geochemical/geophysical anomalies.

Beginning, during the second Quarter of 2012, Sunergy/Mikite plans to test and evaluate the gold recovery potential of the Nyinahin Concession, by bulk sampling, both near existing artisan pits along the Ofin River, and excavation of new pits located on a grid, to establish continuity of mineralization, and to evaluate the depth of both overburden and the thickness of gold-bearing resources in the bedrocks. Sunergy/Mikite also plans to test the bedrock in the bottom of each pit and trench, and to selectively drill to depth, to test for gold mineralization in the underlying Precambrian rocks. The program has a planned budget of approximately $400,000.

Geochemical Prospecting Program

As part of Sunergy’s planned 2012 exploration and prospecting program, is a comprehensive geochemical sampling program. All collected samples will be analyzed by fire assay for gold at ALS laboratories in Kumasi, and selected samples may be analyzed for arsenic and/or other “pathfinder” or potentially useful elements, at ALS laboratories outside Ghana.

Active stream sediments samples will be collected at intervals of 0.4 miles (ca. 0.6 km) along every stream within the Nyinahin Concession. The locations for these samples have been pre-selected and plotted using a drainage map. A total of 284 sample locations have been selected, however, it is expected that some additional samples will be collected during the sampling program. Currently, Sunergy is planning to collect and analyze between 300 and 320 active stream sediment samples.

In addition, as noted above, Sunergy’s studies of Remote Sensing Satellite Imagery have yielded several interesting anomalous features. The linear features may be the result of hidden structures, including faults and fracture zones, in the Birimian meta-sedimentary rocks of the West African Precambrian Shield. Also, several elliptical or circular features have been located that may result from underlying features including buried plutons or paleo-collapse structures, including calderas. These features may possibly represent the sources for hydrothermal activity, or they may represent structures that have increased the porosity and permeability of the Birimian rocks. Therefore, these features have interesting potential for hosting ore deposits. Each of the features will be sampled, regardless of their relationship to the planned locations for collecting stream sediment samples. Sampling of the residual soil at these locations will probably require auguring several meters down to weathered lateritic or saprolitic bedrock. A total of 40 sample locations have been chosen for these selected features, and plotted on the drainage map. It is expected that samples from several additional features will be collected during the sampling program. Sunergy is planning to collect and analyze ca. 50 soil samples from selected features.

During the course of the sampling program, samples from all rocks and quartz veins that are discovered during the field programme, will be collected and analyzed, in addition to the 15 quartz veins and rocks that were sampled and analyzed during the 2011 traverses of roads and selected paths. Sunergy expects an additional ca. 20 samples of rocks and quartz veins will be collected and analyzed. We estimate that a total of 340 to 400 samples will be collected and analyzed during this initial geochemical survey.

The analyses of the stream sediment samples, plus the concurrent geologic mapping and rock sampling programs will form the basis for the selection of areas to be gridded for close-spaced geochemical sampling, as well as the selection of the areas and locations for flight lines for rotary-wing aeromagnetic surveys.

Geophysical Surveys

Geophysical surveys, particularly aeromagnetics, have proven quite useful for minerals exploration on the West African Precambrian Shield. E.g., the mineralized fault zones on the Esaase Property were located and defined by use of aeromagnetic surveys. Before Sunergy contemplates a drilling program, we intend to fly rotary-wing aeromagnetics over selected parts of the Nyinahin Concession. However, Sunergy geologists plan to complete and analyze the results of the geochemical exploration program before selecting the exact areas for using airborne magnetometry. It is expected that the rotary-wing flight lines for the aeromagnetic survey will probably range in a northwest-southeast or east-west direction, so as to intersect the expected northeast-southwest trending structures, generally found in Birimian meta-sedimentary rocks, or some of the north-south structures located in nearby areas. However, before the exact survey areas and grids are defined, it will require a comprehensive analysis of the results of the planned geochemical survey, and a re-examination of the linear and curvilinear features plotted from the

Remote Sensing Imagery.

If favorable magnetic anomalies are located from the collected aeromagnetic data, Sunergy geologists plan to conduct ground magnetic surveys, following closely spaced grid lines, and using hand-carried proton precession magnetometers. The grid lines will be cut at ca. 90 degrees to the anomalous structures that were located using the airborne magnetic data. During this phase, Sunergy geologists and geophysicists intend to simultaneously conduct ground electromagnetic (EM) surveys of the gridded areas.

The geochemical, geomagnetic, and EM surveys will be followed up by extensive programs of trenching and pitting, to expose and analyze the local bedrock before commencing a program of rotary core drilling.

The collected data, sample analyses, and interpretation of remotely sensed Landsat data have provided Sunergy/Mikite with strong positive indications that the Birrimian meta-sedimentary rocks of the Kumasi basin that underlie the Nyinahin Concession, contain structures that are favorable for the development of gold deposits.

The recent discoveries of hard rock gold deposits to the east near Esaase, and other discoveries to the west of Nyinahin, indicate that a new ore deposit model exists for gold deposits entirely within in the Proterozoic meta-sedimentary rocks of the West African Precambrian Shield. These deposits were formed in multiple quartz veins or quartz reefs, within the Paleoproterozoic Birimian meta-sedimentary rocks of the Kumasi Basin, far from surface exposures of Birimian meta-volcanic greenstones and/or Dix Cove (G2) plutonic granitic rocks of Belt affinity. The structures indicated on the Esaase maps and the favorable anomalous features discovered from the studies of remotely sensed Landsat data, plus the abundant alluvial gold in the Nyinahin area, indicates a high favorability that similar deposits are also located in the Birimian meta-sedimentary rocks of the Kumasi Basin that underlie the Nyinahin area.

 COST ESTIMATE: SUNERGY’S 2012 EXPLORATION PROGRAMME

PROPOSED ACTIVITY OR OBJECT	US Dollars ($)		Ghana Cedis (Ë)
STAFF: Geologist I: Salary		25,000.00	37,500.00
STAFF: Geologist II: Salary		60,000.00	90,000.00
STAFF: Skilled Assistants (3)		30,000.00	45,000.00
STAFF: Unskilled Labor (20)		48,000.00	72,000.00
REMOTE IMAGERY: CERSGIS - Additional		2,000.00	3,000.00
GEOCHEMISTRY: Collect ca. 400 Samples		***	***
ASSAYS: ASL Fire Assays - ca. 400 Samples		7,200.00	10,800.00
ASL ANALYSES: As + Selected Elements		3,300.00	4,950.00
GEOPHYSICS: Aeromagnetic Survey-Helicopter		40,000.00	60,000.00
GEOPHYSICS: Ground-based Magnetics Survey		20,000.00	30,000.00
MAPPING: Geological studies		***	***
GRIDDING: Cutting & Surveying Grid Lines		***	***
BULK SAMPLING: Trenching & Pitting		***	***
DRILLING: Rotary Coring		38,000.00	57,000.00
VEHICLE: Purchase		-----	-----
VEHICLE: Rental (1 4x4 Pickup @ $85/day) +++		30,000.00	45,000.00
VEHICLE: Fuel, Lubricant, etc.		10,000.00	15,000.00
EQUIPMENT		5,000.00	7,500.00
LOGISTICS & CONTINGENCY		20,000.00	30,000.00
ADMINSTRATION: Office & Overhead		2,500.00	3,750.00
FEES & Community Awareness: Loc./Reg./Nat.		10,000.00	15,000.00
ACCOMODATIONS: Hotels & Rentals		39,000.00	58,500.00
CONSULTANTS		-----	-----
CONTRACTORS		###	###
COMPENSATION: Farmers – Cocoa, etc.		10,000.00	15,000.00
TOTAL	$	US400,000.00	GHË600,000.00
_____________________
Note: Assumption for Table 1 is that 1 U.S. Dollar ($) = 1.5 Ghana Cedis (Ë)
*** Collecting samples, mapping, gridding, & bulk sampling costs are covered by the costs allocated for geologists, staff, equipment, ground-based geophysics & transportation
### Contractor costs covered by the costs allocated for geophysics, drilling, & logistics
----- These costs could not be estimated at this time

Pampana River Concession - Sierra Leone

The Pampana River Concession consists of Exploration Licence No. EXPL 5/2009 which was issued to Allied Mining and Supply Ltd. (AMS), a wholly-owned subsidiary of the Company, on 12th August 2009. The license is located in the Kholifa Rowalla, Kafe Simiria and Tane  Chiefdoms in the Tonkolili District of the Northern Province of Sierra Leone covering an area of 141.3 km2. The concession is situated on the western fringes of the southern Sula Mountains greenstone belt and for most of the northern and central part it straddles the Pampana River. On the west of the southern part, the concession runs along the Pampana River.  The property is South of the Sula Mountains in the Greenstone belt, around 120 miles east of the capital, Freetown.

We acquired the Pampana River Concession, originally issued in August 2009 to Allied Mining and Supply Limited (“AMS”) a Sierra Leone corporation, via the acquisition of its U.S. based parent, Allied Mining and Supply LLC in October 2010.

The concession and corresponding License required for exploration runs in perpetuity provided the annual renewal payments are made timely.  In the event we identify commercially viable resources we will seek to obtain additional licensing for the development of the concession.

The Company believes the concession and License are in good standing with the applicable Sierra Leone government oversight agency.

Rare Earth Elements (REEs) were discovered on the Pampana concession during the  2009 - 2010 exploration efforts by AMS. Due diligence on the Pampana concession has shown that substantial Rare Earth Elements (REEs) are contained in the 140.1 sq. km. Pampana river concession. Assays of heavy black sand concentrates containing rare earths (REEs) in 2009 and 2010, showed quantities of rare earths and other valuable minerals in commercially exploitable grades. Recent assays by ALS Chemex in Sparks, Nevada identified several of these rare earths contained in the heavy black sands along with gold as follows: Lanthanum, Scandium, Thallium, Cerium, Dysprosium, Hafnium, Lutetium, Niobium, Neodymium, Praesodymium, Tantalum and Zircon.

Table: Pampana River Black Sands Analyses                   Results from ALS Chemix, Sparks, NV 2010

	Parts Per	Percent	Pounds	Troy oz
Substance	Million (ppm)	(%)	Per Ton	Per Ton

Au - Gold	17.21	0.00172%	0.03443	0.441
Ce - Cerium	>8,748	>0.875%	>17.5
Cr - Chrome	3,932	0.393%	7.86
Dy - Dysprosium	149	0.0149%	0.295
Er - Erbium	83.4	0.83%	0.167
Eu - Europium	42.5	0.42%	0.085
Fe - Iron	-	16.05%	321
Gd - Gadolinium	>491	>0.049%	>0.983
Hf - Hafnium	1,689	0.169%	3.38
Ho - Holmium	24.6	0.0025%	0.049
La - Lanthanum	6,022	0.602%	12.04
Lu - Lutetium	15.37	0.0015%	0.031
Mn - Manganese	10,160	1.016%	20.32
Nb - Niobium	2,661	0.266%	5.61
Nd - Neodymium	4,523	0.45%	9.05
Pr - Praseodymium	>864	>0.086%	>1.73
Sm - Samarium	>557	>0.056%	>1.12
Ta - Tantalum	1,231	0.123%	2.46
Tb - Terbium	42.8	0.0043%	0.086
Ti - Titanium	-	9.63%	193
Y - Yttrium	740	0.074%	1.48
Yb - Ytterbium	83.8	0.0084%	0.167
Zr - Zirconium	>10,000	>1.0%	>20.0

Data indicates gold concentrations ranging from 1 to 18 grams per ton of material. Fire assays conducted in Freetown by the Company show the gold purity at 94%. testing shows continuity.  Zirconium @ 20% and Titanium @ nearly 10% are also value added elements that are highly marketable.

Our primary focus in the Pampana River Concession during the 2011 mining season focused on the discovery and recovery of commercially viable rare earth elements.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Pampana concession is a nearly triangular license for the exploration for gold and other base metals located on the Pampana River from where it emerges from the main schist belt in the Kolifa Rowalla, Kafe Simiria and Tane Chiefdoms in the Tonkolili District. The concession, has a series of meanders off the Pampana from the northern part of the concession to the south where the river forms the western limit of the property. Access to the license area is along the tarmacked Freetown- Kono Highway through Magburaka, which is the largest township and District Headquarters, about 240km east of Freetown. Several unpaved roads and foot tracks crisscross the property.

The climate is a wet tropical monsoon, with a single wet season each year. The average annual rainfall is about 2,500 centimeters. The greater part of this rain falls in the west season, from mid-May to mid-November. The wettest month is usually August, but rivers attain maximum discharge at their lowest in March and April, and begin to increase in May. Ground water levels do not rise significantly until late July. Daytime shade temperatures range from 18° to 35°C with 65% humidity in the dry season and up to 95% in the rainy season. The coldest month on average is January when dry winds called ‘Hamattan’ blow from the north east towards the coast.

The traditional mining season in Sierra Leone runs from October to April during the dry season with some regional variance. It is not uncommon for mining claim operators to stockpile excess materials during the dry season for later processing in order to extend the run of annual productive work. Over the course of the last several years the dry and monsoon seasons have deviated somewhat from historical norms.

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

History

Historically, the Pampana River and its tributaries supported some of the richest alluvial gold workings in the Sula Mountains. The entire stretch of the Pampana River along the southern boundary of the license was dredged for gold in the 1940s and ‘50s. The United Nations Development Program (UNDP) conducted a joint geochemical survey with the Sierra Leone Geological Survey in 1987. The work located gold anomalies in streams along the Pampana River.

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

Geological Setting

The Pampana River drains large areas of known gold occurrences hosted in Archean greenstone belts. The Pampana North region is believed to contain significant reserves of high value gold and other precious metals. The region also features high quality alluvial gravels and hard rock quartz vein systems, situated near Sierra Leone’s largest known hard rock vein deposit.  Past sampling and ongoing assaying results have indicated the presence of lode gold reserves.

The northeastern section of the property spans 1,200 feet and is situated nine kilometers from the prolific Yirisen Gold deposit. Past sampling and ongoing assaying results have indicated the presence of lode gold reserves.

Deposit Type

Hard rock gold mineralization was first noted at Yirisen by the Geological Survey of Sierra Leone in 1958 as part of a program of mapping and sampling of the country's major hard rock artisanal gold mines. The Survey identified seven north easterly trending sub-vertical lodes of gold mineralized quartz veining, averaging 150m in length. Sampling by the Survey returned numerous gold intersections in trenches. Yirisen is one of the most advanced gold projects in Sierra Leone, historic work returning a best trench intersect of 6.4m@23g/t Au. The Yirisen gold system, as defined by a combination of mapped sites of in situ mineralization, artisanal workings and soil geochemical anomalies, trends north-northeast with a current inferred strike length of 3.75 km, open in both directions. Independent consultants ACA Howe International Ltd reported from a recent visit to Yirisen that several bands of high-grade gold mineralization occur over a total width of up to 200m. Artisanal workings, extending to depths of up to 5m, confirm that gold is not solely restricted to the high-grade veins and that within both the oxide and sulphide zones, is partially free milling. Reports indicate recoverable alluvial gold on the Pampana North section (40.1sq/km) at over 500,000 oz., with average grades of 0.12 ounces per ton qualifying as superior grade deposits as defined by the US Bureau of Mines. AMS Ltd was granted a boundary modification by the Sierra Leone Mines Ministry to include an adjacent 100 square kilometers.

Much of the historic trench and channel sampling was selective in nature, with disseminated mineralization between high grade zones of veining and sulphides appearing to have not been adequately tested, despite reports by local miners that gold is won from this material. An aggressive drilling program must be designed to thoroughly test the mineralization and permit the estimation of a preliminary resource.

Mineralization

A compilation of field mapping, Landsat and air photo interpretation to assist the prioritization of targets indicated by the initial regional geochemical results was also conducted. It is concluded from this that the area has potential for primary gold in veins and iron formation, volcanic-associated base metal mineralization, nickel laterite, and granite-hosted molybdenum mineralization. Gold targets exist within an extensive zone of imbricated tectonic rock slices at the intersection of four crustal scale shear zones. Historically the Pampana River and its tributaries supported some of the richest alluvial gold workings in the Sula Mountains. Structural features known to host gold and base metal mineralization are exposed within the Pampana EPLs including that for AMS Ltd. Gold is considered to be derived from sericitic quartz vein lodes and tourmaline bearing pegmatites, the host rock being predominantly sheared ultramafic rocks, now serpentinized and talc-tremolite schist. In many other schist belt gold deposits in West Africa, for instance at Mano's KGL and Weaju projects in Liberia, the host rock is also a strongly sheared, mylonitised and therefore silicified talc-tremolite schist.

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

Currently, Hazen Research, Inc, of Denver Colorado, is providing a brief description and cost estimate for a metallurgical evaluation of samples from the heavy mineral occurrence within the Pampana River Concession. They recommended a phased program with Phase 1 consisting of chemical and mineralogical analyses of the samples to determine the general mineralogical characteristics, with emphasis on the presence of niobium–tantalum and particularly the precious metal values.

As recommended we began the following procedure of Phase 1 in April of 2012:

1. Sample Preparation and Assays

Depending on the particle size of the as-received sample, size reduction may be necessary.  Subsamples would be split out for the mineralogical work and assay pulp preparation.  The samples would be analyzed by inductively coupled plasma (ICP) spectrometry for niobium, tantalum, iron, all rare earth metals, thorium, uranium, and zirconium. Precious metals including platinum group metals (PGMs) would be analyzed by standard fire assay with ICP finish on the bead for the PGMs. In addition, a semi quantitative x-ray fluorescence analysis, equivalent to whole rock analysis, would be run.

2. Mineralogical Characterization

The mineralogical characterization would consist of an initial x-ray diffraction analysis to identify the major mineral constituents. For further evaluation, polished sections would be prepared for incident light microscopic examination and electron microprobe analyses by energy and wavelength dispersive spectrometry. QEMSCAN analyses (trace mineral mode) for specific occurrences, such as ultrafine gold, would be used as required.  During all mineralogical work, the emphasis would be on features pertinent to processing such as particle size distribution, intergrowth and textural characteristics, and specific associations. The results of the study, which have been received prior to the date of this report, would be presented in a report including graphs, diagrams, and photographic documentation.  Based on the results of Phase 1, expected to be received in the third quarter of 2012, a second phase of process development studies would be proposed.

2011 Exploration  and Operations Activities

Allied Mining & Supply Ltd., (AMS), recently completed its initial alluvial testing program on a section of the Sierra Leone property with promising results. The program was carried out in coordination with local mining authorities, Sierra Leone-based geologists and AMS staff, using dredges and portable exploration wash plants. Areas sampled included river beds, flats and terraces using random sampling, satellite images and historical data for site selection.

Verified grades on river bank pits approached 10g/t; however more typical grades using random sampling were in the 1-2g/t range. The Company expects future drilling and bulk sampling to also reveal grades in that with occasional heavy mineralization. Stripping ratios should fall within 2:1 to 5:1  range making recovery highly cost effective. Heavy mineral sands were encountered throughout the prospect and in all gravel deposits. Previous assays on these sand types recovered from nearby AMS locations proved them to be a valuable secondary resource in commercially exploitable grades. Current samples have been processed at the RMS Ross Lab in Canada (Laboratory analytical results attached). Gold purity averages 90%+. The historical data estimates the potential value of the prospect to be in excess of $500,000,000 at gold’s current value holding steady at well over $1,000 per ounce.
A Mahdi of Geo Resources (SL) Ltd. did an analysis of previous work conducted on the Pampana River in areas within the AMS concession. He came to the following conclusion: “In determining the possible volume of auriferous gravels within EXPL 7/94, gravels within the present Pampana channel are discussed separately from those developed in the flats and terraces flanking the Pampana river bank.” River Bank Deposits:

A study of the contours on Topographic Sheets 44 and 55 and the assumption that the gravels laid by the Pampana would not spread more than 1,500 meters from edge of the present river channel, have allowed possible gravel retention sites to be outlined and measured. The area of these retention sites total 11.7888Km2 (11,788,800sq.metres) The thickness of the gravel is taken as the average of the gravel thicknesses as in all areas tested by NDMC (SL) Ltd., in its A2 and A3 development sampling program.  This approximated to 2.0 meters.
The volume is therefore 23,577,600cu.metre (47,155,200cuyds.) Pampana Channel Deposit:

Total length of river under consideration approximates 24 kilometers, with a mean width of the about 100 meters.

The following assumptions are made in computing a possible volume of gravels in the channel.
(i) only about 30% of the river is dredgeable.
(ii) Gravel thickness in the channel is 1.5 meters.

Possible gravel volume in channel:
8000 x 100 x 1.5 = 1,200,000cu.metres (1,569,540cu.yds.)

Gold Content Identified in the Concession

(a) In the Pampana Channel:

(i) Assume the grade of 0.811 gm/m3 recovered by 1950 Dredge for a section of south of the concession holds good for dredgeable sections, then the gold content is 973,200gms or 31,293oz.
(ii) Assume that depletion due to illicit mining over the years is set at 30% then the gold content is reduced to 21,905ozs

(b) In the Flanking Flats and Terraces:

Weighted Mean grade = 0.0098oz/yd3 Gravel Volume = 47,155,200yd3 Assume 70% of gravel would be economic, volume is reduced to = 33,008,640yd3 Gold content = 323,485ozs
Depletion of 15% Gold due to previous mining - lawful and illicit, Gold content is reduced to = 274,962ozs

Other Relevant Data and Information

Development of the prospect area can occur in two phases: phase one will define both alluvial and lode reserves for mining; phase 2 will be its reserve development and commercial mining program. Testing and existing data indicate gold concentrations ranging from 1 to 18 grams per ton of material. Fire assays conducted in Freetown by AMS show the gold purity at 89%. Assays of black sand concentrates by AMS in 2009 proved quantities of rare earth metals and other valuable minerals in commercially exploitable grades. Of particular interest are the values of the ten of the lanthanide elements, as well as thorium, tantalum, yttrium, zirconium and chromium. These sands are consistent and verified in the river channel and along the banks and benches. Based on the exploration program of March 2011, AMS geologists estimate 50kg/tonne rich black sands easily recoverable by dredging and land-based mining, suggesting the likelihood of highly profitable and immediate placer mining. Inspection of artisanal mining and prospecting sites within the license area show black sands throughout the claim.

Conclusions and Recommendations – Geo Resources (SL) Ltd.

The potential for alluvial gold mineralization has been established in the concession area based on the deposition of gold bearing sediments eroded from the primary gold mineralization of the neighboring Sula Mountains greenstone belt. The Sula Mountains has had a long history of gold mining, having produced gold from its primary sources (lodes and veins) and alluvial deposits from the terraces of the rivers that drain the schist belt.

The AMS concession which is located around the Pampana River provides a target for the exploration and eventual exploitation of these gold deposits. Dredging of the Pampana River has indicated an estimated average 0.2gm of gold per cubic metre but grades between 1gm per cubic metre and a median of 0.5gm per cubic metre in areas of the river 60m wide where rock exposures abound such as in the concession area is not uncommon. Much of the historic sampling by trench and channel that has been conducted has been selective in nature, with disseminated mineralization between high grade zones of veining and sulphides appearing to have not been adequately tested, despite reports by local miners that gold is won from these materials.

An aggressive first phase drilling program needs to be designed to thoroughly test the mineralization and permit the estimation of a preliminary resource. It is considered that the Yirisen target represents a potentially significant gold deposit in terms of size and grade, and that further gold targets are likely to exist within Pampana due to the favorable geological and structural setting.

It is recommended therefore that a careful and detailed study of the geomorphology of the concession be conducted to determine the distribution of terraces in the concession, the overburden and gravel thicknesses of the deposits. This can be done by a grid system over the deposit and pits located at regular intervals on the grid. This will enable grade measurement and reserve calculation to define a mining model of the deposit. While this is being done, a small scale dredging of the river channel can commence production to support the prospecting of the terrace deposits. In addition to the investigation of the alluvial potential, a detailed geological mapping (at a scale of 1:10,000) of hard rock could be conducted. This will be correlated to the adjoining hard rock potential of the surrounding concession and may indicate hard rock mineralization within the AMS concession. Drilling of any target could then be followed.

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

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.  During the mining season in Sierra Leone we typically employ in excess of 50 local people.

Subsidiaries

We have two subsidiaries, Allied Mining and Supply, LLC a Nevada Limited Liability Company and Mikite Gold Resources, LTD, a Ghana corporation. Allied Mining and Supply, LLC has one subsidiary, Allied Mining and Supply Ltd, a Sierra Leone Corporation.

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

Gold exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.

Gold exploration, including the exploration of the Nyinhin Mining Concession and the Pampana River Concession and other projects, involves a high degree of risk. Exploration projects are frequently unsuccessful. Few prospects that are explored are ultimately developed into producing mines. The Company cannot be certain that its gold exploration efforts will be successful. The success of gold exploration is dependent in part on the following factors:

•	unanticipated adverse geotechnical conditions;
•	incorrect data on which engineering assumptions are made;
•	costs of constructing and operating a mine in a specific environment;
•	cost of processing and refining;
•	availability of economic sources of power;
•	availability of qualified staff;
•	adequacy of water supply;
•	adequate access to the site including competing land uses (such as agriculture and illegal mining);
•	unanticipated transportation costs and shipping incidents and losses;
•	significant increases in the cost of diesel fuel, cyanide or other major components of operating costs;
•
government regulations (including regulations relating to prices, royalties, duties, taxes, permitting, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	fluctuations in gold prices;
•	accidents, labor actions and force majeure events;
•	the identification of potential gold mineralization based on superficial analysis;
•	availability of prospective land;
•	availability of government-granted exploration and exploitation permits;
•	the quality of our management and our geological and technical expertise; and
•	the funding available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization. It could take several years to establish Proven and Probable Mineral Reserves and to develop and construct mining and processing facilities. As a result of these uncertainties, the Company cannot guarantee that current and future exploration programs will result in the discovery of Mineral Reserves, the expansion of existing Mineral Reserves and the development of mines.

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

If price for gold declines, Sunergy may not be able to raise the additional financing required to fund its exploration and potential development activities for the Nyinahin Mining Concession and the Pampana River Concession.

The ability of Sunergy to raise financing to fund its activities and, if warranted, development of the Nyinahin Mining Concession especially, will be significantly affected by changes in the market price of the metals it mines or for which it explores. The price of gold is volatile, and is affected by numerous factors beyond Sunergy’s control. The level of interest rates, the rate of inflation, the world supplies of and demands for gold and the stability of exchange rates can all cause fluctuations in these prices. Such external economic factors are influenced by changes in international investment patterns and monetary systems and political developments. The price of gold has fluctuated in recent years, and future significant price declines could cause investors to be unprepared to finance exploration of gold.

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

These circumstances led our independent registered public accounting firm, in their report dated June 27, 2012, to comment about our company’s ability to continue as a going concern.  Management has plans to seek additional capital through private placements of our capital stock, however, we currently have no firm commitments.  Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future.

Risks Associated with Our Common Stock

Our common stock is quoted on the Pink Sheets. Trading in stock quoted on the Pink Sheets  is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Pink Sheets  is not a stock exchange, and trading of securities on the Pink Sheets  is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex.

Trading on the Pink Sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.   Since December 15, 2010 we have been classified under Caveat Emptor status by the Pink Sheets.

We are a fully reporting company and our financials are not yet fully up to date.  Once our 10-K for December 31, 2011 and our Form 10-Q for the applicable periods of 2012 are filed timely, we will be compliant in our required filings and can apply for removal of the Caveat Emptor status.

The Caveat Emptor status prevents any shares, restricted or unrestricted to be deposited for trading in the brokerage system.  Caveat Emptor status, coupled with the fact that our shares trade at less than $0.01, makes it impossible to get any shares deposited for trading.  We had 619,504,339 unrestricted common shares available for sale in the system as of December 31, 2011.  Should the Caveat Emptor be successfully removed and the market price rise above $0.01, significantly more shares may be made available for sale by being allowed to be deposited in the market system. This could have an adverse effect on our market.

The market price of Sunergy’s common shares is subject to high volatility and could cause investor loss.

The market price of a publicly traded stock, especially a resource issuer like Sunergy, is affected by many variables in addition to those directly related to exploration successes or failures. Such factors include the general condition of market for resource stocks, the strength of the economy generally, the availability and attractiveness of alternative investments and the breadth of the public market for the stock. The effect of these and other factors on the market price of Sunergy’s common shares suggests Sunergy’s shares will continue to be volatile. Therefore, investors could suffer significant losses if Sunergy’s shares are depressed or illiquid when an investor seeks liquidity and needs to sell Sunergy shares.

We may issue shares of our capital stock or debt securities to complete a transaction, which would reduce the equity interest of our stockholders or subject our company to risks upon default.

We may issue our securities to acquire companies or assets, such as other concessions.  If we issue additional shares of our common stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease.  If we issue debt securities as part of a transaction and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation.  Even if we are able to meet our debt service obligations as they become due, the holders of that debt may accelerate payment if we fail to comply with, and/or are unable to obtain waivers of, covenants that require us to maintain certain financial ratios or reserves or satisfy certain other financial restrictions.  In addition, financial and other covenants in the agreements we may enter into to secure debt financing may restrict our ability to obtain additional financing and our flexibility in operating our business.

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

Risks Related To Assets and Operations in Ghana and Sierra Leone, Africa.

Substantially all of our assets and our operations are located outside of the United States, and all of our current exploratory activities are conducted outside of the United States subjecting us to risks associated with doing business in Ghana and Sierra Leone, Africa.

Our operations in Ghana and Sierra Leone subject us to the laws and regulations of Ghana and Sierra Leone.  In addition, we are subject to risks inherent in international business activities, including:

•	changes in overseas economic conditions,

•	fluctuations in currency exchange rates,

•	potentially weaker intellectual property protections,

•	changing and conflicting local laws and other regulatory requirements,

•	trade agreements,

•	political and economic instability,

•	war, civil war, acts of terrorism or other hostilities,

•	potentially adverse tax consequences, or

•	Difficulties in staffing and managing foreign operations.

However, Ghana is Africa's second largest gold producer after South Africa and the world's second largest producer of cocoa, and its economy is one of the fastest growing in Africa.  Ghana became independent from England in 1957. According to an article in BBC's World News on June 19, 2012, Ghana is "A well-administered country by regional standards, Ghana is often seen as a model for political and economic reform in Africa."

According to the web site of U.S.' Central Intelligence Agency last updated on June 20, 2012, Sierra Leone:

" ... is an extremely poor nation with tremendous inequality in income distribution. While it possesses substantial mineral, agricultural, and fishery resources, its physical and social infrastructure has yet to recover from the civil war, and serious social disorders continue to hamper economic development. Nearly half of the working-age population engages in subsistence agriculture. Manufacturing consists mainly of the processing of raw materials and of light manufacturing for the domestic market. Alluvial diamond mining remains the major source of hard currency earnings, accounting for nearly half of Sierra Leone's exports. The fate of the economy depends upon the maintenance of domestic peace and the continued receipt of substantial aid from abroad, which is essential to offset the severe trade imbalance and supplement government revenues. The IMF completed a Poverty Reduction and Growth Facility program that helped stabilize economic growth and reduce inflation and in 2010 approved a new program worth $45 million over three years. Political stability has led to a revival of economic activity such as the rehabilitation of bauxite and rutile mining, which are set to benefit from planned tax incentives. A number of offshore oil discoveries were announced in 2009 and 2010. The development on these reserves, which could be significant, is still several years away."

We have limited financial resources which prevents us from securing our mining concessions in Ghana and Sierra Leone from bandits and other detrimental threats, particularly during the rainy season when we have minimal exploration activities.

We do not have the financial resources to adequately protect our African mining concessions from potential “claim jumping” and other threats to the betterment of our concessions predominantly due to the respective land size of these concessions of approximately 150 sq. km each. We attempt to mitigate these threats through relationships with local tribal Chiefs who report intruders to local Assembly officials trying to mine in the area without a License, in addition to reporting the threat to our Country Directors.

The minerals commissions in both countries do not police or enforce the propriety of these concessions.  It is the sole responsibility of the concession owner.

Significant unauthorized mining or other unauthorized activities may result in our inability to develop any commercially viable resources in Africa.

Limitations on Ghana and Sierra Leone economic market reforms may discourage foreign investment in Ghana and Sierra Leone businesses.

The value of investments in Ghana and Sierra Leone mining concession businesses could be adversely affected by political, economic and social uncertainties in Ghana and Sierra Leone.

Any material change in policy by the Ghana and Sierra Leone governments could adversely affect investments in our business operations.

As developing nations, Ghana's and Sierra Leone's economies are more volatile than that of developed Western industrial economies.   There differ significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, legal recourse, resource allocation and self-sufficiency.

Actions by the central governments of Ghana and Sierra Leone could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our operations. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of supplies, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in Ghana and/or Sierra Leone. Accordingly, there can be no assurance that reforms to Ghana 's and/or Sierra Leone's economic systems will occur or that we will not be adversely affected by changes in their political, economic, and social conditions and by changes in policies of those governments, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, imposition of restrictions on mining concessions and reduction in tariff protection and other import restrictions.

Uncertainties with respect to the legal systems in Ghana and Sierra Leone could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in Ghana and Sierra Leone, Africa. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in Ghana and Sierra Leone and, in particular, laws applicable to foreign-invested enterprises. The legal systems are based on written statutes, and prior court decisions may be cited for reference but may have limited precedential value. However, since the legal systems continue to evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in either Ghana or Sierra Leone may be protracted and result in substantial costs and diversion of resources and management attention.

The legal system in Ghana is based on British common law, customary (traditional) law, and the 1992 constitution. Court hierarchy consists of the Supreme Court of Ghana (its highest court), courts of appeal, and high courts of justice. Beneath these bodies are circuit, magisterial, and traditional courts. Extrajudicial institutions include public tribunals.  Since independence in 1957, courts have been relatively independent. Lower courts are being redefined and reorganized under the Republic.  Customary (traditional) law is a type of legal system that serves as the basis of, or has influenced, the present-day laws in approximately 40 countries - mostly in Africa, but some in the Pacific islands, Europe, and the Near East. Customary law is also referred to as "primitive law," "unwritten law," "indigenous law," and "folk law." There is no single history of customary law such as that found in Roman civil law, English common law, Islamic law, or the Napoleonic Civil Code. The earliest systems of law in human society were customary, and usually developed in small agrarian and hunter-gatherer communities. As the term implies, customary law is based upon the customs of a community. Common attributes of customary legal systems are that they are seldom written down, they embody an organized set of rules regulating social relations, and they are agreed upon by members of the community. Although such law systems include sanctions for law infractions, resolution tends to be reconciliatory rather than punitive.

The legal system in Sierra Leone is a mixed legal system of English common law and customary law.

Restrictions under Ghana and Sierra Leone laws which may limit or restrict our ability to make dividends and other distributions from Ghana and/or Sierra Leone to the U.S. could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues, if any, will be earned in Ghana and Sierra Leone, Africa.  Any limitations on our ability to transfer funds to the U.S from Ghana and Sierra Leone could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Our results of operations may be adversely impacted by currency fluctuations.

Substantially all of our operations are in Ghana and Sierra Leone West Africa.  Because our financial statements are reported in United States dollars, fluctuations in currencies in Ghana and Sierra Leone against the United States dollar may cause us to recognize foreign currency translation gains and losses, which may be material to our operations and impact our reported financial condition and results of operations.

As a U.S. public company we are subject to the Foreign Corrupt Practices Act of 1977.

The anti-bribery provisions of the Foreign Corrupt Practices Act (FCPA) make it unlawful for a U.S. person, and certain foreign issuers of securities, to make a payment to a foreign official for the purpose of obtaining or retaining business for or with, or directing business to, any person.  There is no materiality to the FCPA, thus making it illegal to offer anything of value as a bribe, including cash or non-cash items. The government focuses on the intent of the bribery rather than on the amount.

The FCPA also requires companies whose securities are listed in the U. S. to meet its accounting provisions, such as those set forth in 15 U.S.C. §78.  These accounting provisions, which were designed to operate in tandem with the anti-bribery provisions of the FCPA, require corporations covered by the provisions to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

We do not have a written compliance program, but our Code of Ethic is designed, in part, to prohibit conduct that is made unlawful under the FCPA.  We believe we are in full compliance with the FCPA.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Executive Offices

Our executive office is located at 14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, Arizona, 85260.  We rent an executive suite at a cost of $284 per month.

Mineral Properties

As of the date of this annual report on Form 10-K, we have two mining concessions, the Nyinahin Mining Concession in Ghana West Africa and the Pampana River Concession in Sierra Leone Africa.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.  Mine Safety Disclosure

Not applicable at our current phase of exploration.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted under the symbol “SNEY.PK” on the OTC Pink market operated by OTC Markets Group Inc.  The following quotations, obtained from Market Watch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:
OTC Markets(1) (2) (3)

Quarter Ended	High	Low
December 31, 2010	$0.007	$0.0066
September 30, 2010	$0.0023	$0.0016
June 30, 2010	$0.0460	$0.0460
March 31, 2010	$0.0550	$0.0450
December 31, 2011	$0.0085	$0.0060
September 30, 2011	$0.0140	$0.011
June 30, 2011	$0.0230	$0.0070
March 31, 2011	$0.0165	$0.0037
_________________
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

On June 15, 2012, our shareholders' list showed 124 registered shareholders and 1,567,282,115common shares of stock outstanding of which 838,729,858 were considered free trading.  Also, as of December 31, 2011 the public float consisted of 619,504,339.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We currently do not have any formal stock option or equity compensation plans or arrangements; however, from time to time we issue equity instruments as compensation to both contract employees and non-employees.  These issuances are approved by our Board of Directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2011.

On December 17, 2011 the Company issued 2,000,000 common shares for cash in the exercise of warrants at $0.005 per share.

During December 2011, the Company issued 22,299,998 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant with 14,642,855 exercisable at $0.005.

During December 2011, the Company issued 5,900,000 shares in the exercise of warrants at $0.0025 per share.

During December 2011, the Company issued 1,500,000 common shares in the exercise of warrants at $0.025 per share and 14,800,000 common shares in the exercise of warrants at $0.005 per share.

During December 2011, the Company issued 40,571,428 units at $0.0035 to settle debt with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005.

During the first quarter of 2012, the Company issued 36,100,000 shares in the exercise of warrants at $0.0025 per share and 4,000,000 shares in the exercise of warrants at $0.005 per share.

During the first quarter of 2012, the Company issued 2,428,570 units for cash at $0.0035 per unit, with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.007 per share

During the first quarter of 2012, the Company issued 6,000,000 units at $0.0025 per share for consulting services with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

During the second quarter of 2012, the Company issued 7,592,857 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant.  Of the warrants issued 7,142,857 are exercisable at $0.007 and 450,000 are exercisable at $0.005 per share.

During the first quarter of 2012, the Company issued 29,850,000 shares for the exercise of warrants at $0.0025 per share and 4,000,000 shares in the exercise of warrants at $0.005 per share.

During the first quarter of 2012, the Company issued 2,428,570 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.007 per share.

During the first quarter of 2012, the Company issued 6,000,000 units at $0.0025 per share for consulting services with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

During the second quarter of 2012, the Company issued 13,307,141 units for $46,575 cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant.  Of the warrants issued 7,142,857 are exercisable at $0.007 per share and 6,164,284 exercisable at $0.005 per share.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This annual and audited report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual  report.

In this annual and audited report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to the common shares in our capital stock.

As used in this annual and audited report, the terms "we", "us", "our", "our company" and "Sunergy" mean Sunergy, Inc. and our wholly owned subsidiaries, Mikite Gold Resources Limited, a Ghanaian company and Allied Mining and Supply LLC, a Nevada limited liability, unless otherwise stated.

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

Nyinahin Concession, Ghana:

We have commenced the exploration stage of our operations on Nyinahin but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production. This year’s exploration is designed to confirm initial discoveries of gold on our concession contained in a report that accompanied the purchase of the property. A budget of $50,000 was committed to initiate this sampling program.  The program commenced in the third quarter beginning July 2011 and ended in November 2011 with a Technical Report filed in December with the Minerals Commission in Ghana.  The results indicate further exploration involving geochemical and geophysical work which, if successful, should set the stage for drilling in the bedrock that is a direct extension of the Keegan Esaase-Jeni Project.

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

Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes contained in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Operations for Year Ended December 31, 2011 and 2010 as follows:

	Year Ended
	December 31,
	2011	2010
Revenue	$-	$-
Operating Expenses	1,201,916	691,341
Interest Expense	265,490	1,043,627
Net Loss	$1,467,406	$1,734,968

Expenses

Our operating expenses for the year ended December 31, 2011 and December 31, 2010 are outlined in the table below:

	Year Ended
	December 31,
	2011	2010
General and administrative	$225,763	$143,043
Depreciation	38,007	-
Management salary	141,000	368,500
Professional fees	262,298	71,809
Exploration costs	534,848	107,989

Operating expenses for the year ended December 31, 2011, increased by approximately 74% as compared to the comparative period in 2010 primarily as a result of an increase in exploration costs and administrative expense.  Our exploration efforts increased predominantly because we implemented a dredging operation on the Pampana River Concession in Sierra Leone with our 8” dredges purchased for this purpose. The material recovered is now being tested at Hazen Research Laboratory in Denver Colorado to determine the specific mineralogical content and to design a pilot plant for separation of the most marketable precious and rare earth minerals. Exploration and development cost are expected to go up substantially over the next three years as we ramp up pilot and small scale production operations. With over 40 KM of river on our concession, future exploration designed to develop resources and reserves will be undertaken limited only by our future financial capabilities.

Revenue

We did not earn any revenues during the year ended December 31, 2011 or since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions. We have not concluded the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements, however, from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

Working Capital	At	At
	December 31,	December 31,	Increase/
	2011	2010	(Decrease)
Current Assets	$85,515	$147,251	$(61,736)
Current Liabilities	544,576	91,592	452,982
Working Capital (deficit)	$(459,061)	$55,659	$(514,718)

Cash Flows

	Year Ended
	December 31,
	2011	2010
Net Cash (used) in Operating Activities	$(761,112)	$(173,048)
Net Cash (used) in Investing Activities	(210,759)	(52,215)
Net Cash Provided by Financing Activities	960,135	322,460
Increase/(decrease) in Cash During the Period	$(11,736)	$97,197

Our ability to raise capital since we received the Caveat Emptor status on December 13, 2010 has been restricted.  While we have been successful in raising enough capital to buy and pay for the dredge equipment and the 2011 exploration operations and to pay for audit and accounting fees to file our delinquent financial statements which are now nearly complete, we have not had the ability to raise any significant additional capital to advance our exploration and mining operations. We do, however, have a substantial amount of existing warrants that if “in the money” could be exercised which could inject more than $1,000,000 of new capital which will enable us to ramp up operations in both Ghana and Sierra Leone with an eye to developing sustainable cash flow. There is no guarantee that any of these warrants will be exercised in the future, but we have received exercise notices for over 25,000,000 in the last 18 months.

We expect to have the Caveat Emptor status removed as soon as practicable which we expect to occur upon getting our ’34 Act filings current.  Upon removal of the Caveat Emptor status, it is anticipated that the increased liquidity potential for our investors will have a positive impact on our ability to raise additional capital from private placements and future warrant exercises, however, there can be no guarantee that this will be so as we currently do not have any outstanding firm commitments to purchase our equity and equity linked instruments.

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

Critical Accounting Policies

The Company has on occasion issued equity and equity linked instruments to non-employees in lieu of cash to various vendors for the receipt of goods and services and, in certain circumstances the settlement of short-term loan arrangements.   The applicable GAAP establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, we issue unregistered and restricted equity instruments along with equity-linked instruments (warrants) that are convertible into unregistered and restricted shares of our common stock.

While we have 619,504,339 shares of freely-traded stock with a quoted market price (a Level 1input within the GAAP hierarchy).  The fair value of the unregistered and restricted shares issued from December 13, 2010 through the present as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.   We made this determination based upon the significant liquidity restrictions placed upon our unregistered restricted equity instruments since December 13, 2010 with the issuance of the Caveat Emptor  For additional specific discussion related to these restrictions, see Item – 1A Risk Factors.

When unregistered common shares and equity-linked instruments convertible into unregistered common shares are issued for the settlement of short-term financing arrangements (that are not initially convertible), the reacquisition price of the extinguished financing arrangement is determined by the value of the debt which is more clearly evident, and no additional inducement expense is recognized.

In situations in which we issue unregistered restricted common shares and equity-linked instruments in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, we recognize the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy).   We have determined this methodology reflects the risk adjusted fair value of our unregistered restricted equity instruments using a commercially reasonable valuation technique.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
  Sunergy, Inc.

We have audited the accompanying consolidated balance sheet of Sunergy, Inc. (an exploration stage company) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and from inception (January 28, 2003) to date. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunergy, Inc. as of December 31, 2011, and the results of its consolidated operations and cash flows for the year then ended and inception to date, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the accompanying consolidated financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception of the exploration activities. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s:/ Ingenium Accounting Associates

Reno, Nevada
June 27, 2012

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

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
December 15, 2011

SUNERGY, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$85,515	$97,251
Deposits	-	50,000
Total current assets	85,515	147,251

Long-term assets:
Exploratory properties	1,753,497	1,753,497
Property and equipment, net	225,007	2,254
Total assets	$2,064,019	$1,903,002

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$205,089	$7,601
Accrued interest	101,700	-
Accounts payable-related parties	172,202	83,991
Notes payable	65,585	-
Total current liabilities	544,576	91,592

Total liabilities	544,576	91,592

Commitments and contingencies	-	-

Stockholders' equity:
Common Stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on December 31, 2011 and December 31, 2010 is 1,557,717,831 and 1,046,197,880, respectively	1,557,718	1,046,198
Additional paid in capital	3,787,902	2,709,122
Subscriptions payable	-	414,861
Deficit accumulated during exploration stage	(3,826,177)	(2,358,771)
Total stockholders' equity	1,519,443	1,811,410

Total liabilities and stockholders' equity	$2,064,019	$1,903,002

The accompanying notes are an integral part of these statements.

SUNERGY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	Year Ended		January 28, 2003
	December 31,		to December 31,
	2011	2010	2011

Income	$-	$-	$-

Operating Expenses
General and administrative	225,763	143,043	459,801
Management salary	141,000	368,500	662,500
Depreciation	38,007	-	38,007
Professional fees	262,298	71,809	647,217
Exploration costs	534,848	107,989	681,457
Total expenses	1,201,916	691,341	2,488,982

Net loss from operations	(1,201,916)	(691,341)	(2,488,982)

Other expenses
Interest expense	(265,490)	(1,043,627)	(1,337,195)
Total other expenses	(265,490)	(1,043,627)	(1,337,195)

Net loss	$(1,467,406)	$(1,734,968)	$(3,826,177)

Loss per share-basic	$(0.00)	$(0.00)

Weighted average number of shares-basic and diluted	1,361,932,928	723,220,692

The accompanying notes are an integral part of these statements.

SUNERGY, INC.
(An Exploration Stage Company)

 Consolidated Statement of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
					During the
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	Payable	Stage	Equity
Balance at inception, January 28, 2003	-	$-	$-	$-	$-	$-
Common shares issued for cash	500,000,000	500,000	(490,000)	-	-	10,000
Common shares issued for cash	6,975,000	6,975	6,975	-	-	13,950
Net Loss	-	-	-	-	(30,313)	(30,313)

Balance, December 31, 2003	506,975,000	506,975	(483,025)	-	(30,313)	(6,363)
Contributed Capital	-	-	401	-	-	401
Net Loss	-	-	-	-	(41,362)	(41,362)

Balance, December 31, 2004	506,975,000	506,975	(482,624)	-	(71,675)	(47,324)
Contributed Capital	-	-	938	-	-	938
Net Loss	-	-	-	-	(26,093)	(26,093)

Balance, December 31, 2005	506,975,000	506,975	(481,686)	-	(97,768)	(72,479)
Contributed Capital	-	-	1,959	-	-	1,959
Net Loss	-	-	-	-	(39,746)	(39,746)

Balance, December 31, 2006	506,975,000	506,975	(479,727)	-	(137,514)	(110,266)
Net Loss	-	-	-	-	(55,103)	(55,103)

Balance, December 31, 2007	506,975,000	506,975	(479,727)	-	(192,617)	(165,369)
Common shares issued for cash	6,000,000	6,000	144,000	-	-	150,000
Common shares issued to acquire mineral property	20,000,000	20,000	480,000	-	-	500,000
Common shares subscribed	-	-	-	5,000	-	5,000
Net Loss	-	-	-	-	(98,445)	(98,445)

Balance, December 31, 2008	532,975,000	532,975	144,273	5,000	(291,062)	391,186
Common shares subscribed	-	-	-	138,400	-	138,400
Common shares issued for services	5,000,000	5,000	195,000	-	-	200,000
Contributed Capital	-	-	1,010	-	-	1,010
Net Loss	-	-	-	-	(332,741)	(332,741)

Balance, December 31, 2009	537,975,000	537,975	340,283	143,400	(623,803)	397,855
Contributed Capital	-	-	8,960	-	-	8,960
Common shares issued for services	20,000,000	20,000	110,000	-	-	130,000
Common shares issued to settle debt	75,000,000	75,000	357,500	-	-	432,500
Common shares issued for subscriptions	40,992,880	40,993	102,407	(143,400)	-	-
Common shares issued for services	25,000,000	25,000	142,500	-	-	167,500
Common shares issued to settle debt	39,980,000	39,980	135,810	-	-	175,790
Common shares issued to settle debt	14,700,000	14,700	44,100	-	-	58,800
Common shares issued to settle debt	17,650,000	17,650	52,950	-	-	70,600
Common shares issued to settle debt	150,000,000	150,000	574,000	-	-	724,000
Common shares issued for services	10,800,000	10,800	32,400	-	-	43,200
Common shares issued to settle debt	14,100,000	14,100	197,401	-	-	211,501
Common shares and warrants issued to acquire exploration property and assets	-	-	420,811	-	-	420,811
Common shares subscribed	-	-	-	313,500	-	313,500
Common shares to be issued to settle debt	-	-	-	47,500	-	47,500
Common shares to be issued for services	-	-	-	53,861	-	53,861
Common shares and warrants issued to acquire exploration property and assets	100,000,000	100,000	190,000	-	-	290,000
Net Loss	-	-	-	-	(1,734,968)	(1,734,968)

Balance, December 31, 2010	1,046,197,880	1,046,198	2,709,122	414,861	(2,358,771)	1,811,410

Common shares and warrants issued to payable	125,400,000	125,400	188,100	(313,500)	-	-
Common shares issued to settle debt	19,000,000	19,000	28,500	(47,500)	-	-
Common shares issued for services	18,779,960	18,780	28,170	(43,861)	-	3,089
Common shares issued for services	4,000,000	4,000	6,000	(10,000)	-	-
Common shares issued to settle operational advances	15,440,000	15,440	23,160	-	-	38,600
Common shares issued for services	2,500,000	2,500	3,750	-	-	6,250
Common shares issued for services	10,000,000	10,000	15,000	-	-	25,000
Common shares issued for exercise of warrants	1,000,000	1,000	4,000	-	-	5,000
Common shares issued for financing costs	13,300,000	13,300	21,250	-	-	34,550
Common shares and warrants issued for cash	7,714,285	7,714	19,286	-	-	27,000
Common shares and warrants issued for cash	1,200,000	1,200	1,800	-	-	3,000
Common shares and warrants issued for cash	27,928,567	27,929	69,821	-	-	97,750
Common shares and warrants issued for cash	100,000,000	100,000	250,000	-	-	350,000
Common shares issued for financing costs	900,000	900	2,250	-	-	3,150
Common shares issued for exercise of warrants	18,000,000	18,000	47,000	-	-	65,000
Common shares issued for services	3,000,000	3,000	7,500	-	-	10,500
Common shares and warrants issued for cash	10,357,142	10,357	25,893	-	-	36,250
Common shares and warrants issued to settle debt	22,000,000	22,000	47,000	-	-	69,000
Common shares and warrants issued to settle debt	7,000,000	7,000	17,500	-	-	24,500
Common shares and warrants issued for cash	1,428,571	1,429	3,571	-	-	5,000
Common shares issued for warrant exercise	5,000,000	5,000	7,500	-	-	12,500
Common shares issued for services	4,500,000	4,500	11,250	-	-	15,750
Common shares and warrants issued for services	6,000,000	6,000	15,000	-	-	21,000
Common shares issued for warrant exercise	2,000,000	2,000	8,000	-	-	10,000
Common shares issued for cash	28,199,998	28,200	64,600	-	-	92,800
Common shares issued for warrant exercise	16,300,000	16,300	61,450	-	-	77,750
Common shares and warrants issued to settle debt	40,571,428	40,571	101,429	-	-	142,000
Net Loss	-	-	-	-	(1,467,406)	(1,467,406)

Balance, December 31, 2011	1,557,717,831	$1,557,718	$3,787,902	$-	$(3,826,177)	$1,519,443

The accompanying notes are an integral part of these statements.

SUNERGY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	Year Ended		January 28, 2003
	December 31,		to December 31,
	2011	2010	2011

Operations
Net loss	$(1,467,406)	$(1,734,968)	$(3,826,177)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	38,007	-	38,007
Stock based compensation	120,188	297,500	460,889
Non cash interest expense	82,700	1,033,627	1,116,327
Amortized prepaid expense	-	33,333	200,000
Changes in assets and liabilities
Increase in accounts payable and accruals	197,488	136,419	415,788
Increase in accrued interest payable	179,700		179,700
Increase in accounts payable-related party	88,211	61,041	172,202

Net cash used in operations	(761,112)	(173,048)	(1,243,264)

Investing
Acquisition of property and equipment	(210,759)	(2,254)	(225,513)
Deposit for purchase of dredge	-	(50,000)	(50,000)
Cash acquired through acquisition of subsidiary	-	39	39

Net cash used in investing	(210,759)	(52,215)	(275,474)

Financing
Proceeds from sale of common stock	782,050	313,500	1,412,900
Proceeds from notes payable	210,000	-	210,000
Repayment of related party notes	(31,915)		(31,915)
Contributed capital	-	8,960	13,268

Net cash provided by financing	960,135	322,460	1,604,253

Net change in cash and cash equivalents	(11,736)	97,197	85,515
Cash and cash equivalents, beginning of period	97,251	54	-

Cash and cash equivalents, end of period	$85,515	$97,251	$85,515

Supplemental disclosure of cash flows for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental disclosure of non-cash financing and investing:
Shares issued to settle debt	$157,500	$784,124	$941,624
Debt issued to acquire assets	$-	$-	$487,500
Stock issued to acquire assets	$-	$-	$500,000
Assets acquired through acquisition of subsidiary	$-	$753,497	$753,497
Liabilities assumed through acquisition of subsidiary	$-	$42,725	$42,725
Shares issued to acquire subsidiary	$-	$290,000	$290,000
Warrants issued to acquire subsidiary	$-	$420,811	$420,811

The accompanying notes are an integral part of these statements.

SUNERGY, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011

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

On October 18, 2010, the Company acquired Allied Mining and Supply LLC., a Nevada limited liability company.  Allied Mining and Supply LLC also has one subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd.  As part of the acquisition the Company now has a concession in Sierra Leone. The Company has been in the exploration phase of this concession since the purchase.  No revenues have been generated as of yet.  This concession, if determined to be economically feasible, may produce gold and rare metals.

NOTE  2.                      SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Principles of Consolidation

The consolidated financial statements include the accounts of Sunergy, Inc and its wholly-owned subsidiaries Mikite Gold Resources Limited, a Ghanaian company, Allied Mining and Supply LLC, a Nevada limited liability company.    Allied Mining and Supply LLC also has one 100% owed subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd.  All material inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America (“GAAP”).  The Company operates on a December 31 fiscal year end.

NOTE  2.                      SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Cont.)

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, certificates of deposit, accounts receivable, accounts payable, notes payable, related party and other payables, customer deposits, and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of notes payable to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

NOTE  2.                      SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Cont.)

Stock Based Compensation

The Company has on occasion issued equity and equity linked instruments to non-employees in lieu of cash to various vendors for the receipt of goods and services and, in certain circumstances the settlement of short-term loan arrangements.   The applicable GAAP establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, we issue unregistered and restricted equity instruments along with equity-linked instruments that are convertible into unregistered and restricted shares of our common stock.

While we have 619,504,339 shares of freely-traded stock with a quoted market price (a Level 1input within the GAAP hierarchy).  The fair value of the unregistered and restricted shares issued from December 13, 2010 through the present as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.   We made this determination based upon the significant liquidity restrictions placed upon our unregistered restricted equity instruments since December 13, 2010.   For additional specific discussion related to these restrictions, see Item – 1A Risk Factors.

When unregistered common shares and equity-linked instruments convertible into unregistered common shares are issued for the settlement of short-term financing arrangements (that are not initially convertible), the reacquisition price of the extinguished financing arrangement is determined by the value of the debt which is more clearly evident, and no additional inducement expense is recognized.

In situations in which we issue unregistered restricted common shares and equity-linked instruments in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, we recognize the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy).   We have determined this methodology reflects the risk adjusted fair value of our unregistered restricted equity instruments using a commercially reasonable valuation technique.

Exploration Stage Company

The Company is considered to be an exploration stage entity in accordance with GAAP. All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

Asset Retirement Obligation

The Company records asset retirement obligations as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets result from the acquisition, construction, development and/or normal use of the assets.  At December 31, 2011, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. Consequently no asset retirement obligation was accrued in the financial statements for the years ended December 31, 2011 and December 31, 2010.

Property, Plant and Equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful life for property and equipment held at December 31, 2011 and 2010 is five years.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.  No impairment was recognized for the periods presented.

Recent Accounting Guidance Not Yet Adopted

The Company has reviewed recently issued accounting pronouncements and does not expect any to have a material impact on our financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the prior period financial statement presentation in order to conform to the current year presentation.  For purposes of the statement of cash flows, accounts payable due to related parties (classified as operational advances for 2010 reporting purposes) has been reclassified from financing activities to operating activities to conform to the current year presentation based on the substance of the underlying transactions being operational in nature.

The above and other reclassifications had no effect on the previously reported financial position, results of operations, or cash flows.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Since inception, the Company has not identified any proven or probable reserve and correspondingly has not generated any revenue during its exploration stage.  This raises substantial doubt about the Company’s ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. The Company needs to raise additional funds to continue as a going concern.

NOTE 4                       PURCHASE OF ALLIED MINING AND SUPPLY LLC.

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

In consideration for the purchase of the membership interests, the Company agreed to issue 100,000,000 units at a market price of $0.0029 to Allied Mining.  Each unit consists of one share of restricted stock, one 12 month share purchase warrant exercisable at $0.0025 per share and one 12 month share purchase warrant exercisable at $0.005 per share.  The value of the purchase is based on the market price of the stock issued and the fair value of the warrants as calculated using the Black-Sholes option pricing model

Because the shares were not issued until January 2011 the Company recorded the purchase allocating market value of the stock to Stock Payable and the value of the warrants to Additional Paid in Capital as follows:

Cash	$39
Pampana river concession	753,497
TOTAL ASSETS	$753,536
Accounts payable	42,725
TOTAL LIABILITIES	$42,725
Net Assets in excess of liabilities	$710,811

Common Stock	$100,000
Additional paid in capital	610,811
TOTAL COST OF ACQUSITION	$710,811

The condensed pro forma balance sheets and statements of operations as of and for the year ended December 31, 2010 are as follows:

	Year Ended December 31, 2010
Balance Sheet		Allied
		Mining &
	Sunergy, Inc.	Supply LLC	Purchase	Pro
	Actual	Actual	Adjustments	Forma
ASSETS
Current Assets
Cash and cash equivalents	$47,401	$49,850	$-	$97,251
Deposits	-	50,000	-	50,000
Long Term Assets
Exploratory properties	1,000,000	-	753,497	1,753,497
Property, plant and equipment	-	2,254	-	2,254
Total Assets	$1,047,401	$102,104	$753,497	$1,903,002

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$(35,124)	$42,725	$-	$7,601
Accruals - Related Party	-	-	-	-
Operational Advances - Related Party	83,991	-	-	83,991
Total Current Liabilities	48,867	42,725	-	91,592
Stockholders' Equity
Common Stock	946,198	-	100,000	1,046,198
Additional paid in capital	1,781,661	316,650	610,810	2,709,121
Prepaid expense-stock related	-	-	-	-
Subscriptions payable	414,861	-	-	414,861
Accumulated deficit during				-
development stage	(2,144,186)	(257,271)	42,686	(2,358,770)
Total stockholders' deficit	998,534	59,379	753,497	1,811,410
Total Liabilities and stockholders' deficit	$1,047,401	$102,104	$753,497	$1,903,002

NOTE 4                                PURCHASE OF ALLIED MINING AND SUPPLY LLC. (Cont)

Statement of Operations	Year Ended December 31, 2010
		Allied
		Mining &
	Sunergy, Inc.	Supply LLC	Purchase	Pro
	Actual	Actual	Adjustments	Forma
Income	$-	$-	$-	$-
Operating Expenses
General and administrative	143,043	-	-	143,043
Management salary	71,000	-	-	71,000
Fair value differential for stock issued to
Settle management compensation	297,500			297,500
Professional fees	71,809	-	-	71,809
Exploration costs	27,556	255,119	(174,686)	107,989
Total expenses	610,908	255,119	(174,686)	691,341
Net loss from operations	(610,908)	(255,119)	(174,686)	(691,341)
Other expenses
Interest expense-related party		-	-	-
Interest expense	(1,043,628)	-	-	(1,043,627)
Total other expenses	(1,043,628)	-	-	(1,043,627)
Net loss	$(1,654,536)	$(255,119)	$(174,686)	$(1,734,968)

The $174,686 purchase adjustment is the accumulated deficit thru the date of purchase of October 18, 2010.

NOTE 5.                      PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Exploration equipment	$247,260	$-
Rolling stock	13,500	-
Office furniture and equipment	2,254	2,254
Subtotal	$263,014	$2,254
Less accumulated depreciation	(38,007)	-
Property, and equipment - net	$225,007	$2,254

NOTE 6.                      MINERAL PROPERTIES

Nyinahin Mining Concession

Through its wholly-owned subsidiary, Mikite Gold Resources Limited, the Company holds a 100% interest in a mineral concession located in the Ashanti region of Ghana, known as the Nyinahin concession.  The Company acquired the concession for total consideration of $1,000,000 in 2008.

As of December 31, 2011 the Company has not identified any proven or probable reserves within the Nyinahin Concession, correspondingly, all exploration activities since the acquisition have been expensed.

Additionally, the prior concession owner retained a 5% net smelter royalty for future production from the property, if any.

Pampana River Concession

On October 18, 2010, the Company entered into a membership purchase agreement with Allied Mining and Supply, LLC for the purchase of 100% of the issued and outstanding membership interest of Allied Mining, a Nevada Limited Liability company, which owns the rights to Exploration License #EXPL 5/2009 on the 140 sq km Pampana River concession in Sierra Leone, West Africa.

The Company issued 100,000,000 equity units for total consideration of $753,497 to acquire the Pampana River concession.

As of December 31, 2011 the Company has not identified any proven or probable reserves within the Pampana River Concession, correspondingly, all exploration activities since the acquisition have been expensed.

See Note 4 for additional detail related to the acquisition of the Pampana River Concession.

NOTE 7.                      STOCKHOLDERS’ EQUITY

Common Stock

The Company originally had 75,000,000 shares of common stock authorized at a $0.001 par value and on September 16, 2006 executed a 5:1 forward stock split bringing the authorized common shares to 375,000,000 with a par value of $0.001 per share and the issued and outstanding shares as of September 16, 2006 from 10,139,500 to 50,697,500 shares.  On August 17, 2010 the Company executed a 10:1 forward stock split increasing the authorized common shares to 3,750,000,000 and the then issued and outstanding shares from 94,619,788 to 946,197,880 shares.  The stock splits are retroactively applied to these financial statements resulting in an increase in the number of shares outstanding and a decrease in issued price per share.

A summary of shares issued follows:

•	On January 31, 2003 the Company issued 500,000,000 common shares to the founders for $10,000 cash.

•	On September 22, 2003, the Company issued 6,975,000 common shares for $13,950 cash.

•
On October 10, 2008, the Company issued 6,000,000 common shares plus an equal number of two-year detachable warrants exercisable at $0.025 per share in a private placement for $150,000 or $0.025 per share.

•	On December 10, 2008, the Company issued 20,000,000 common shares valued at $0.025 per share or $500,000 as partial payment for the acquisition of the Nyinahin Mining Concession.

•	On March 1, 2009, the Company issued 5,000,000 common shares valued at $0.04 per share or $200,000 for one year consulting services and recorded as prepaid expense.

NOTE 7.                      STOCKHOLDERS’ EQUITY (Cont.)

•	On June 3, 2010 the Company issued 20,000,000 common shares valued at $0.0065 per share to its officers for executive services with an aggregate market value of $130,000.

•
On June 30, 2010 the Company issued 75,000,000 common shares valued $0.0058 per share or $432,500 in full settlement of a $250,000 note and $12,500 accumulated interest and $170,000 additional interest resulting from the fair value differential.

•	On June 3, 2010 the Company issued 40,992,880 common shares at $0.0035 per share for the $143,400 stock payable.

•	On July 30, 2010, the Company issued 25,000,000 common shares at $0.0067 per share to its officers for executive services. A total value of $167,500 was recorded as compensation expense.

•
Between July 15 and July 22, 2010, the Company issued 39,980,000 common shares to settle $67,980 worth of debts.  The fair value of the shares on the date of issuance was $0.004 per share for a total value of $175,790 which was allocated as $67,980 to the debt and $107,810 to interest expense.

•
On July 15, 2010, the Company issued 14,700,000 common shares to settle $24,990 debt.  The fair value of the shares on the date of issuance was $0.004 per share total value of $58,800 which was allocated as $24,990 to the debt and $33,810 to interest expense.

•
On July 10, 2010, the Company issued 17,650,000 common shares to settle $30,000 debt.  The fair value of the shares on the date of issuance was $0.004 per share total value of $70,600 which was allocated as $30,000 to the debt and $40,600 to interest expense.

•
On August 13, 2010, the Company issued 150,000,000 common shares to settle $255,000 debt.  The fair value of the shares issued on the date of each individual settlement was $724,000 resulting in the company allocating $237,500 to the note, $17,500 to accrued interest and $469,000 to interest expense.

•
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

•
On October 18, 2010, the Company agreed to issue 100,000,000 units which consist of one share of common stock, one 12 month warrant exercisable at $0.0025 and one 12 month warrant exercisable at $0.005 per share.  The fair value of the shares issued on the date of the agreement plus the value of the warrants was $710,811.  The 100,000,000 shares were valued as of the closing price on October 18, 2010 of $.0029 resulting in a value of $290,000.  The shares were not issued until January 2011 and thus have been recorded as stock payable at December 31, 2010. The warrants were valued using the Black-Scholes pricing model using a one year term, 231% volatility and a .23% risk free rate.  The total value of the warrants is $420,811 and recorded in additional paid in capital. See Note 4 for further information regarding the purchase price allocation.

•
During the last quarter of 2010, the Company received cash in the amount of $313,500 for prepaid stock subscriptions at $0.0025.  On January 11, 2011, the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.05 per share to satisfy the subscriptions.

•
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

NOTE 7.                      STOCKHOLDERS’ EQUITY (Cont.)

•
On January 11, 2011 the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for $0.0025 per share for $313,500 cash.  The Company entered into various transactions to issue equivalent units of one common stock and one 12 month purchase warrant exercisable at $0.005 during the quarter.

•
On January 11, 2011 the Company settled $47,500 in accounts payable through the issuance of 19,000,000 units at $0.0025 with each unit consisting of one common share and one 12 month warrant exercisable at $0.005.

•	On January 11, 2011 the Company issued 18,779,960 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $44,861.

•	On January 11, 2011 the Company issued 4,000,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $10,000.

•
On January 11, 2011 the Company issued 15,440,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $38,600 to accounts payable due to a related party.

•	On January 11, 2011 the Company issued 2,500,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $6,250 of consulting services.

•	On February 24, 2011 the Company issued 10,000,000 shares of common stock valued at $0.0025 per share or $25,000 for consulting services recorded in exploration expense.

•	On May 3, 2011 the Company issued 1,000,000 shares of common stock for $5,000 cash in the exercise of 1,000,000 warrants.

•
On June 22, 2011, the Company issued 13,300,000 units consisting of one common share and one 12 month warrant with 13,000,000 warrants exercisable at $0.005 and 300,000 warrants exercisable at $0.0075 per share as incentive to enter into note payable agreements. The shares were valued at $34,550.

•	On June 22, 2011, the Company issued 7,714,285 units for $27,000 cash consisting of one common share and one 12 month warrant exercisable at $0.006.

•
On June 22, 2011, the Company issued 1,200,000 units for $3,000 cash at $0.025 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 and 27,928,567 units for $97,750 cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.006.

•
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

•
On June 22, 2011, the Company issued 900,000 units consisting of one share of common stock and one 12 month warrant exercisable at $0.0075 per share, as incentive to enter into various loan agreements. The units were valued at $3,350 based on the $0.0035 unit price from subscriptions sold for cash in the same period.

NOTE 7.                      STOCKHOLDERS’ EQUITY (Cont.)

•	During the third quarter of 2011, the Company issued 10,000,000 common shares at $0.0025 for $25,000 cash and 8,000,000 common shares at $0.005 for $40,000 cash for the exercise of warrants.

•
During the third quarter of 2011, the Company issued 3,000,000 common shares for various services.  These shares were valued at $10,500 based on the $0.0035 cash subscription price for shares sold during the same period.

•	During the third quarter 2011, 10,357,142 units were issued for $36,250 cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share.

•
On July 30, 2011, the Company issued 22,000,000 units to settle $52,500 of debt and $16,500 accumulated interest.  Each unit consists of one common share and one 12 month warrant with 14,000,000 exercisable at $0.0075 and 8,000,000 exercisable at $0.005 per share.

•
On September 26, 2011, the Company issued 7,000,000 units to settle $17,500 of debt and $7,000 accumulated interest.  Each unit consists of one common share and one 12 month warrant exercisable at $0.0075 per share.

•
On September 30, 2011, the Company issued 1,428,571 units were issued for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share.

•	On September 30, 2011, 5,000,000 common shares were issued for cash in the exercise of warrants at $0.0025 per share.

•	On September 30, 2011, the Company issued 4,500,000 shares for consulting services at $0.0035 per share.

•	On September 30, 2011, 6,000,000 units were issued for consulting services at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 per share.

•	On December 17, 2011 the Company issued 2,000,000 common shares for cash in the exercise of warrants at $0.005 per share.

•
During December 2011, the Company issued 22,299,998 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant with 14,642,855 exercisable at $0.005.

•	During December 2011, the Company issued 5,900,000 shares in the exercise of warrants at $0.0025 per share.

•	During December 2011, the Company issued 1,500,000 common shares in the exercise of warrants at $0.025 per share and 14,800,000 common shares in the exercise of warrants at $0.005 per share.

•	During December 2011, the Company issued 40,571,428 units at $0.0035 to settle debt with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005.

•	During the first quarter of 2012, the Company issued 36,100,000 shares in the exercise of warrants at $0.0025 per share and 4,000,000 shares in the exercise of warrants at $0.005 per share.

•
During the first quarter of 2012, the Company issued 2,428,570 units for cash at $0.0035 per unit, with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.007 per share

NOTE 7.                      STOCKHOLDERS’ EQUITY (Cont.)

•
During the first quarter of 2012, the Company issued 6,000,000 units at $0.0025 per share for consulting services with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

•
During the second quarter of 2012, the Company issued 7,592,857 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant.  Of the warrants issued 7,142,857 are exercisable at $0.007 and 450,000 are exercisable at $0.005 per share.

Contributed Capital

•	During the year ended 2004, an officer donated services valued at $401 which was treated as contributed capital.

•	During the year ended 2005, an officer donated services valued at $938 which was treated as contributed capital.

•	During the year ended 2006, an officer donated services valued at $1,959 which was treated as contributed capital.

•	During the year ended 2009, an officer donated services valued at $1,010 which was treated as contributed capital.

•	During the quarter ended March 31, 2010, an officer paid expenses on behalf of the Company valued at $4,000 which was treated as contributed capital.

•	During the quarter ended June 30, 2010, an officer paid expenses on behalf of the Company valued at $4,960 which was treated as contributed capital.

Outstanding Warrants

On December 31, 2011 the Company had warrants outstanding for the purchase of an aggregate of 592,319,951 shares of its common stock, which are summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	71,900,000	0.0025	16-Jul-2012
	100,000,000	0.005	16-Jul-2012
	157,819,960	0.005	16-Jul-2012
	14,200,000	0.005	22-Dec-2012
	31,642,852	0.006	22-Dec-2012
	100,000,000	0.007	22-Dec-2012
	1,200,000	0.0075	22-Dec-2012
	10,357,142	0.007	31-Jan-2013
	82,771,426	0.005	31-Dec-2013
	1,428,571	0.007	31-Dec-2013
	21,000,000	0.0075	31-Dec-2013
Total	592,319,951

NOTE 7.                      STOCKHOLDERS’ EQUITY (Cont.)

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2010*	200,000,000	-	0.00375

Plus: Warrants Issued	451,719,951	100,000,000	0.0057
Less: Warrants Exercised	(59,400,000)
Less: Warrants Expired
Total Warrants outstanding at December 31, 2011	592,319,951	100,000,000	0.0050

* All warrants outstanding at December 31, 2010 were issued as part of the acquisition of Allied Mining and Supply.  No other warrant activity took place for the year ended December 31, 2010.

NOTE 8.                      NOTES PAYABLE

During the year ended December 31, 2011 we issued $255,000 in note payables to various investors for the purchase of equipment used in exploration.  The notes consisted of $210,000 in loans and $45,000 in the form of an original issue discount due at maturity.  As an incentive for the note holders we also issued 14,200,000 units with each unit consisting of one restricted share of common stock and one 12 month common share purchase warrant valued at $37,700 and recorded as prepaid financing cost.  As of December 31, 2011, the Company has amortized the entire $37,700 prepaid financing cost and $45,000 original issue discount.

Of the above loans, $105,500 were collateralized by 34,000,000 equity units with each unit consisting of one share of common stock and a one year warrant.  Of the 34,000,000 warrants 14,000,000 are exercisable at $0.005 per share, 15,000,000 are exercisable at $0.0075, and 5,000,000 are exercisable at $0.007 per share.

As of December 31, 2011, the Company was in default on all of the remaining outstanding notes payable totaling $65,585.  The Company accrues interests on these notes currently in default at rates ranging from $100 to $500 per day.  As of December 31, 2011 the Company had accrued interest of $101,700 related to the outstanding notes payable.

On July 30, 2011 the Company issued 8,000,000 equity units with each unit consisting of one common share and one twelve month warrant exercisable at $0.005 per share to settle $17,500 note and $2,500 accrued interest.

On September 26th, 2011 the Company issued 7,000,000 equity units with each unit consisting of one common share and one twelve month warrant exercisable at $0.0075 per share to settle $17,500 note and $7,000 accrued interest.

On October 11, 2011 the Company issued 14,000,000 equity units with each unit consisting of one common share and one twelve month warrant exercisable at $0.0075 per share to settle two $17,500 notes and $14,000 accrued interest and penalty.

NOTE 8.                      NOTES PAYABLE (Cont.)

During December 2011 the Company issued 10,000,000 equity units with each unit consisting of one common share and one twelve month warrant exercisable at $0.005 per share to settle a $25,000 note and $15,500 accrued interest and penalty.

During December 2011 the Company issued 30,571,428 equity units with each unit consisting of one common share and one twelve month warrant exercisable at $0.005 per share to settle a $62,500 note and $44,500 accrued interest and penalty.

A summary of the outstanding balance for the periods ended September 30, 2011 and December 31, 2010 follows:

	December 31,	December 31,
	2011	2010
Notes Payable	$255,000	$-
Cash Payments	(31,915)
Equity Loan Settlements	(157,500)	-
Total Notes Payable	$65,585	$-

NOTE 9.                      RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the Company considers as short-term non-interest bearing operational loans and are recorded as related party accounts payable.  These expenses are incurred within the normal course of business of the Company.

The Company accrues unpaid management and director fees.  A summary of related party transactions for the years ended December 31, 2011 and 2010 follow:

	December 31,	December 31,
	2011	2010
Accounts Payable-Related Party	$172,202	$83,991

Total Related Party	$172,202	$83,991

NOTE 10.                      PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740 “Income Taxes” which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $847,491 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $2,421,404.  The total valuation allowance is also $847,491.  Details for the years ended December 31, 2011 and 2010 follow:

	Period	Year
	Ended	Ended
	31-Dec-11	31-Dec-10
Deferred Tax Asset	$847,491	$274,555
Valuation Allowance	(847,491)	(274,555)

Income Tax Expense	$-	$-

The components of income tax expense for years ended December 31, 2011 and 2010 respectively are as follows:

	Period	Year
	Ended	Ended
	31-Dec-11	31-Dec-10
Change in Net Operating Loss	$572,936	$129,678
Change in Valuation Allowance	(572,936)	(129,678)

Income Tax Expense	$-	$-

NOTE 10.                      PROVISION FOR INCOME TAXES (Cont.)

The differences between the statutory income tax rates computed at the U.S. federal statutory rate and our effective rate were the following:

Rate
Federal Statutory Rate	35%
Current Loss and NOL Carry Forward	-35%

Net Rate	0%

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Period	Net Operating Loss	Expiration
2003	$30,313	2023
2004	41,362	2024
2005	26,093	2025
2006	39,746	2026
2007	55,103	2027
2008	98,445	2028
2009	122,873	2029
2010	370,508	2030
2010 “True –up”	169,556	2030
2011 Est.	1,467,405	2031
Total NOL	$2,421,404

The Company is in the process of filing an amended 1120 for the year ended December 31, 2010.  The main items of amendment relate to the adequacy of the reporting of the foreign subsidiaries.  The Company accrued $60,000 in estimated penalties included in accounts payable at December 31, 2011 and general and administrative expenses for the year then ended.  The settlement of the accrued penalties will be recognized in the period in which the facts and circumstances indicate that it is more likely than not the Company’s position will be sustained.

The Company does not currently have any uncertain tax positions.

The Company’s tax returns currently subject to audit by the Internal Revenue Service are for the periods ended December 31, 2005 and subsequent.

NOTE 11.                      SUBSEQUENT EVENTS

During the first quarter of 2012, the Company issued 29,850,000 shares for the exercise of warrants at $0.0025 per share and 4,000,000 shares in the exercise of warrants at $0.005 per share.

During the first quarter of 2012, the Company issued 2,428,570 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.007 per share.

During the first quarter of 2012, the Company issued 6,000,000 units at $0.0025 per share for consulting services with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

During the second quarter of 2012, the Company issued 13,307,141 units for $46,575 cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant.  Of the warrants issued, 7,142,857 are exercisable at $0.007 per share and 6,164,284 exercisable at $0.005 per share.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 2, 2012 our board of directors approved and authorized the engagement of Ingenium Accounting Associates, Certified Public Accountants as our independent public accountants and we dismissed DeJoya Griffith & Company LLC, the independent registered principal accountants of our company. The decision to dismiss DeJoya Griffith & Company LLC was recommended and approved by our board of directors, which acts as our audit committee.

On May 11, 2011, we dismissed Gruber & Company LLC. On May 23, 2011 we engaged the audit firm of De Joya Griffith & Company LLC.

On December 27, 2010, we dismissed BDO Canada LLP, and authorized the engagement of Gruber & Company LLC as our auditor.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the three fiscal years and interim periods, including the interim period up through the date these relationships ended.

Item 9A(T).  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (acting as our principal executive officer) and our Chief Financial Officer (acting as our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal accounting officer, the effectiveness of our internal control over financial reporting as of December 31, 2011.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal accounting officer concluded that our internal controls over financial reporting were not effective as of December 31, 2011, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

(i)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2011, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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
Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's December 31, 2011 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies as our funding permits.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

(1)	We have hired outside consultants with sufficient expertise in accounting for complex US GAAP issues for our 2012 fiscal year;

(2)
We intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes, as well obtain additional oversight from our Board of Directors.

Inherent limitations on effectiveness of controls

Our principal executive and principal accounting officers do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Purnendu K. Medhi	Director	73	March 11, 2009
Robert A. Levich	Director	68	December 21, 2009
Bryan Miller	President and Director	53	November 2, 2010
Mark Shelley	Secretary, Treasurer, Director	59	April 21, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Bryan Miller—President and Director

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

Purnendu K. Medhi – Director

Purnendu K. Medhi, is a principal of Minerals Management International, a cooperative of mining professionals that provides comprehensive mining management services and technical support internationally to mineral industry and financial institutions. He also serves as Chairman of the Board of Governors of the Arizona Department of Mines and Mineral Resources and Trustee of the Boards of the Mining Foundation of the Southwest and AIPG Foundation. Mr. Medhi retired from Cyprus Amax Minerals Company in 1994 after 28 years of service in order to start his own consulting practice. At Cyprus he held various senior technical and management positions including general manager of several of its operating divisions where he participated in many of the industrial mineral, base metal and gold discoveries and mine development projects and played a key role in developing roasting, leaching and SX-EW technology. Mr. Medhi holds a Masters of Science degree from the University of Arizona and is a Registered Mining and Engineering Geologist in the states of Arizona and Oregon and a Certified Professional Geologist with the American Institute of Professional Geologists. He is also an adjunct professor of mining technology and geology with community colleges of Arizona

Robert A. Levich – Director

Mr. Levich retired from the U.S. Department of Energy (DOE) at the end of 2004, after more than 30 years of Federal Service, starting in 1963 as a Peace Corps Geologist assigned to Ghana’s Geological Survey Department in West Africa. He studied uranium resources for more than eight years with DOE’s Grand Junction Office in Texas and Oklahoma, the Appalachian Basin from New York to Alabama, and the four Northwestern States. He also spent more than 20 years studying the deep geologic disposal of high-level nuclear waste for DOE at the Chicago Operations Office in Illinois, and in Las Vegas, Nevada. At the Yucca Mountain Project in Nevada, Mr. Levich served as Chief of the Technical Analysis Branch, International Programs Manager (where he served as DOE Representative to working groups of the OECD’s Nuclear Energy Agency in Paris, and developed technical cooperative programs with several foreign nations), and was responsible for developing the Yucca Mountain Site Description. He has also been Northwest Region Manager in Spokane, Washington for Apache Energy & Minerals Company; Geologist for the Ghana Geological Survey at Sunyani, Brong-Ahafo, Ghana; and Consultant Expert for the International Atomic Energy Agency (IAEA) for uranium resource evaluations in Uganda and Somalia, East Africa; and deep geologic disposal of high-level nuclear waste in the granites of the Gobi Desert in Northwest China.

Mr. Levich holds a Bachelor’s Degree in Geology from Brooklyn College of the City University of New York, and a Master’s Degree in Geological Sciences from the University of Texas at Austin. He is a Certified Professional Geologist by the American Institute of Professional Geologists, and licensed as a European Geologist by the European Federation of Geologists. Mr. Levich is a Fellow of both the Geological Society of America and the Society of Economic Geologists, as well as a Member of the Association of Geoscientists for International Development. Mr. Levich has been Listed in Who’s Who in America, and Who’s Who in Science and Engineering, and has received more than 20 Awards from the U.S. Department of Energy, plus several awards from the American Institute of Professional Geologists. He has authored or edited over 40 Publications on economic geology, uranium resources, and nuclear waste management.

Mark Shelley—CFO, Secretary, Treasurer, Director

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Audit Committee and Audit Committee Financial Expert

As of December 31, 2011, our board of directors determined that both the members of our audit committee, consisting of Mark Shelley and Purnendu K. Medhi, qualified as "audit committee financial experts" as defined in Item 407(d)(5)(ii) of Regulation S-K, and Purnendu K. Medhi has been determined to be independent.

In addition, we have formed nominating and compensation committees, consisting of Mark Shelley and Purnendu K. Medhi, providing additional input and oversight related to the election and compensation level of our proposed officers, directors, and other key employees.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

(a)           our principal executive officer;

(b)           each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 ; and

(c)           up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Karl A. Baum	2010	13,000	Nil	74,375	Nil	Nil	Nil	Nil	87,375
Joseph B. Guerrero(1) Former President and Director	2010	14,000	Nil	Nil	Nil	Nil	Nil	Nil	14,000
Purnendu K. Medhi(2) Director	2010 2011	19,500 30,000	Nil Nil	74,375	Nil Nil	Nil Nil	Nil Nil	Nil Nil	93,875 30,000
Robert A. Levich (3) Director	2010 2011	5,000 24,000	Nil Nil	74,375 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	79,375 24,000
George Polyhronopolous(4) Former Treasurer, Secretary and Director	2010	19,500	Nil	74,375	Nil	Nil	Nil	Nil	93,875 Nil
Bryan Miller, President, Director	2011	63,000							63,000
Mark Shelley, CFO, Director(5)	2011	83,000							83,000
______________________
(1)Mr. Guerrero was appointed as our president and a director of our company on September 12, 2008 and resigned on March 8, 2010.
(2)Mr Medhi was appointed as director of our company on March 11, 2009.
(3)Mr. Levich was appointed as director of our company on December 21, 2009.
(4) Mr. Polyhronopoulos resigned as our treasurer, secretary and director on September 3, 2009.
(5) Mr. Shelley was appointed to our Board in May 2011 and his compensation includes $35,000 paid to his accounting firm for financial statement preparation services during 2011.

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

Compensation of Directors

As of December 31, 2011 and through the date of this report, our Directors receive annual compensation of $24,000 with the exception of the Chairman who receives $30,000 annually.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage and Class (1)
Bryan Miller (2)	25,000,000	1.6%
Purnendu K. Medhi (3) 1002 East Shadow Ridge Road Casa Grande, AZ 85222	24,000,000	1.54%
Robert A. Levich (4) 405 Norwood Lane Las Vegas NV 89107	20,800,000	1.34%
Mark Shelley (5) 1012 S Stapley Suite 114 Mesa, AZ 85204	0	0%
Directors and Officers as a Group	69,800,000	4.48%

Holder of 10% of more	Nil	Nil
_________________________
(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2010.  As of December 31, 2010, there were 946,197,880 shares of our company’s common stock issued and outstanding.

(2)	Mr. Miller was appointed as our President and Director on November 2, 2010
(3)	Mr Medhi was appointed as director of our company on March 11, 2009.
(4)	Mr. Levich was appointed as director of our company on December 21, 2009.
(5)	Mr. Shelley was appointed as a director and officer in May 2011.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year -end for the last three completed fiscal years.

During the years ended December 31, 2011 and 2010 we received operational advances from certain members of our Board and Advisory Board.  As of December 31, 2011 and 2010 we had outstanding obligations of $172,202 and $83,911 due to these individuals.  The transactions were incurred by these members in the form of direct payment of Company related operating expenses and were approved by the Board of Directors.

Director Independence

We currently act with four (4) directors, consisting of Bryan Miller, Purnendu K. Medhi, Robert A. Levich, and Mark Shelley.  We have determined that Mr. Medhi is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$51,750	$25,000
Audit Related Fees		Nil
Tax Fees		Nil
All Other Fees		Nil
Total	$51,750	$25,000

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be approved by our audit committee; or entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

Our audit committee and board of directors has considered the nature and amount of fees billed by our independent auditors and believes that no services have been performed that would potential impair the independence of our independent auditors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           Financial Statements

(1)           Financial statements for our company are listed in the index under Item 8 of this document

(2)           All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)           Exhibits
Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2filed on February 23, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February23, 2004)
(10)	Material Contracts
10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by referencefrom our Registration Statement on Form SB-2/A filed on June 30, 2004)
10.2	Mining Acquisition Agreement dated October 31, 2008 between our company and General MetalsCorporation (incorporated by reference from our Current Report on Form 8-K filed on December 10,2008)
10.3
Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between ourcompany and General Metals Corporation. (incorporated by reference from our Current Report on Form8-K filed on December 10, 2008)

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
99.1
Form 8-K dated the earliest date of  March 19, 2011 advising that we dismissed Gruber & Company, LLC, as the independent certified accountants for the Company, with whom there were no disagreements (incorporated by reference as exhibit 162 from our Form 8-K filed on May 26, 2011).

99.2	Form 8-K dated the earliest date of May 2, 2012 advising that we dismissed DeJoya Griffith & Company LLC, as the independent registered accountants for the Company, with whom there were no disagreements (incorporated by reference as exhibit 16.3 from our Form 8-K filed on May 4, 2012).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Extension Schema
101.CAL*	XBRL Calculation Linkbase
101.DEF*	XBRL Definition Linkbase
101.LAB*	XBRL Label Linkbase
101.PRE*	XBRL Presentation Linkbase
______________________
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

By: /s/ Bryan Miller Bryan Miller, President and Director, (Principal Executive Officer)	By: /s/ Mark Shelley Mark Shelley Chief Financial Officer and Director, (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bryan Miller Bryan Miller, President and Director Date: July 2, 2012	By: /s/ Purnendu K. Mehdi Purnendu K. Medhi Chairman Date: July 2, 2012
By: /s/ Robert A. Levich Robert A. Levich Director Date: July 2, 2012	By: /s/ Mark Shelley Mark Shelley Director, CFO, Secretary, Treasurer Date: July 2, 2012