Form 10-Q
period 2012-03-31
SUNERGY INC
filed 2012-07-24
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2012

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

N/A

Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐  YES   ☒  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ YES   ☒  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

☐  YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐  YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,746,953,540 as of July 12, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$625	$85,515
Prepaid expense	14,750	-
Total current assets	15,375	85,515

Long-term assets:
Exploratory properties	1,753,497	1,753,497
Property and equipment	211,969	225,007
Total assets	$1,980,841	$2,064,019

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$160,971	$205,089
Accrued interest	165,400	101,700
Accounts payable - related parties	349,140	172,202
Notes payable	65,585	65,585
Total current liabilities	741,096	544,576

Total liabilities	741,096	544,576

Commitments and contingencies	-	-

Stockholders' equity:
Common Stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on March 31, 2012 and December 31, 2011 is 1,578,710,685 and 1,557,717,831 respectively	1,578,711	1,557,718
Additional paid in capital	3,993,465	3,787,902
Deficit accumulated during exploration stage	(4,332,431)	(3,826,177)
Total stockholders' equity	1,239,745	1,519,443
Total liabilities and stockholders' equity	$1,980,841	$2,064,019

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
	Three Months Ended		January 28, 2003
	March 31,		to March 31,
	2012	2011	2012

Income	$-	$-	$-

Operating Expenses
General and administrative	64,042	50,522	523,843
Management salary	21,000	13,500	683,500
Depreciation	13,038	-	51,045
Professional fees	104,886	17,500	752,103
Exploration costs	79,307	140,078	760,764
Total expenses	282,273	221,600	2,771,255

Net loss from operations	(282,273)	(221,600)	(2,771,255)

Other expenses
Financing costs	(160,281)		(160,281)
Interest expense	(63,700)	(16,387)	(1,400,895)
Total other expenses	(223,981)	(16,387)	(1,561,176)

Net loss	$(506,254)	$(237,987)	$(4,332,431)

Loss per share-basic	$(0.00)	$(0.00)

Weighted average number of shares-basic	1,569,296,949	1,243,750,512

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
	Three Months Ended		January 28, 2003
	March 31,		to March 31,
	2012	2011	2012

Operations
Net loss	$(506,254)	$(237,987)	$(4,332,431)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	13,038	113	51,044
Stock based compensation	1,250	31,250	462,139
Non cash interest expense	-	16,387	1,180,027
Non cash financing costs	160,281		160,281
Amortized prepaid expense		-	200,000
Changes in assets and liabilities
Increase/(Decrease) in accounts payable and accruals	(44,118)	-	371,670
(Increase) in prepaid expense	(1,000)		(1,000)
Increase in accrued interest payable	63,700		179,700
Increase in accounts payable-related party	176,938	39,625	349,140

Net cash used in operations	(136,165)	(150,612)	(1,379,430)

Investing
Acquisition of property and equipment	-	(103,800)	(275,512)
Cash acquired through acquisition of subsidiary	-	-	39

Net cash used in investing	-	(103,800)	(275,473)

Financing
Proceeds from sale of common stock	51,275	27,000	1,464,175
Proceeds from notes payable	-	165,000	210,000
Repayment of related party notes	-	-	(31,915)
Contributed capital	-	-	13,268

Net cash provided by financing	51,275	192,000	1,655,528

Net change in cash and cash equivalents	(84,890)	(62,412)	625
Cash and cash equivalents, beginning of period	85,515	97,251	-

Cash and cash equivalents, end of period	$625	$34,839	$625

Supplemental disclosure of cash flows for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental disclosure of non-cash financing and investing:
Shares issued for prepaid expenses	$13,750	$-	$13,750
Shares issued to settle debt	$-	$73,151	$941,624
Debt issued to acquire assets	$-	$85,000	$487,500
Stock issued to acquire assets	$-	$-	$500,000
Assets acquired through acquisition of subsidiary	$-	$-	$753,497
Liabilities assumed through acquisition of subsidiary	$-	$-	$42,725
Shares issued to acquire subsidiary	$-	$-	$290,000
Warrants issued to acquire subsidiary	$-	$-	$420,811

 The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

March 31, 2012

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

SUNERGY, Inc. (The Company) was organized in the state of Nevada on January 28, 2003 and is an exploration phase mineral and mining company.

The Company has precious and rare earth element (“REE”) mineral properties located in the Republic of Ghana and Sierra Leone, Africa and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability, if any, of amounts from these properties will be dependent upon the discovery of economically recoverable reserves located within the property interests held by the Company, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

Since inception, through the date of this report, the Company has not generated any revenue and is considered an exploration stage entity as defined by accounting principles generally accepted in the United States (“US GAAP”).

NOTE 2.	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of Sunergy, Inc. and its subsidiaries, Mikite Gold Resources Limited, a Ghanaian company, and Allied Mining and Supply LLC, a Nevada limited liability company (100%). Allied Mining and Supply LLC also has one 100% owned subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. which are 100% consolidated in the financial statements.  All material inter-company accounts and transactions have been eliminated.

The Company is considered a development (exploration) stage entity for financial reporting purposes by United States generally accepted accounting principles (US GAAP) since it has not generated material revenue from its principal business activities.

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

While we have 611,931,378 shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy). The fair value of the unregistered and restricted shares issued from December 13, 2010 through the present as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.  We made this determination based upon the significant liquidity restrictions placed upon our unregistered restricted equity instruments since December 13, 2010.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss of $4,332,431 during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

We expect to have the Caveat Emptor status removed as soon as this Quarterly report is filed. Upon removal of the Caveat Emptor status, it is anticipated that the increased liquidity potential for our investors will have a positive impact on our ability to raise additional capital from private placements and future warrant exercises, however, there can be no guarantee that this will be so as we currently do not have any outstanding firm commitments to purchase our equity and equity linked instruments.

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Exploration equipment	$247,259	$247,259
Rolling stock	13,500	13,500
Office furniture and equipment	2,254	2,254
Subtotal	$263,013	$263,013
Less accumulated depreciation	(51,044)	(38,006)
Property, and equipment - net	$211,969	$225,007

NOTE 5.	NOTES PAYABLE

During the period ended March 31, 2012 we accrued $63,700 of interest expense on the outstanding principal balance of our notes payable in default totaling $65,585 as of March 31, 2012 and December 31, 2011. The individual notes carry daily interest penalties between $100 and $500.

NOTE 6.	STOCKHOLDERS’ EQUITY

Common Stock

The following provides additional information for certain stock transactions that occurred during the three months ended March 31, 2012. For additional details for all stock transactions please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2011 and filed with the Securities Exchange Commission on July 2, 2012.

A summary of shares issued follows:

•	During the quarter ended March 31, 2012, the Company issued 14,992,854 shares of common stock for total cash of $51,275.

•	During the quarter ended March 31, 2012, the Company issued 6,000,000 equity units at $0.0025 per unit for prepaid consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share.

Outstanding Warrants

On January 23, 2012 the Company extended the expiration date of all outstanding warrants as of December 31, 2011 for six months. In accordance with the modification, the Company recognized the estimated excess value of the modified award over the fair value of the original award immediately before its terms were modified, based on the pertinent factors on the modification date. The excess value totaling $160,281 was estimated by using a Black-Scholes pricing model, and comparison of the unregistered and restricted shares underlying the warrants to those that are currently freely trading. The Company used a historically derived volatility rate of 151%; the remaining contractual terms for each award between one month and one year; a risk free rate of 0.52%; and an estimated forfeiture rate of 55% for its Black-Scholes model assumptions.

On March 31, 2012 the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	71,900,000	0.0025	16-Jul-2012
	100,000,000	0.005	16-Jul-2012
	157,819,960	0.005	16-Jul-2012
	14,200,000	0.005	22-Dec-2012
	31,642,852	0.006	22-Dec-2012
	100,000,000	0.007	22-Dec-2012
	1,200,000	0.0075	22-Dec-2012
	10,357,142	0.007	31-Jan-2013
	84,807,139	0.005	31-Dec-2013
	3,857,141	0.007	31-Dec-2013
	21,000,000	0.0075	31-Dec-2013
Total	596,784,234

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2011	592,319,951	100,000,000	0.00375

Plus: Warrants Issued	4,464,283	-	0.0057
Less: Warrants Exercised	-	-
Less: Warrants Expired	-	-
Total Warrants outstanding at March 31, 2012	596,784,234	100,000,000	0.0050

NOTE 7.	RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the company considers to be in the nature of accounts payable since the obligations are incurred within the normal course of business and classified as related party accounts payable. Unpaid officer and director fees are also classified as related party accounts payable.

NOTE 8.	SUBSEQUENT EVENTS

During the second quarter of 2012, the Company issued 13,142,855 equity units for cash of $46,000 at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.007 per share.

During the second quarter of 2012, the Company issued 26,600,000 equity units for cash of $54,000 at $0.0025 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

During the second quarter of 2012, the Company issued 285,714 shares for cash of $1,714 for the exercise of warrants at $0.006 per share.

During the second quarter of 2012, the Company issued 133,500,000 equity units to settle $333,750 of accounts payable and or related party payables $0.0025 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly and unaudited report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly and unaudited report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly and unaudited report, the terms "we", "us", "our", "our company" and "Sunergy" mean Sunergy, Inc. and our wholly owned subsidiaries, Mikite Gold Resources Limited, a Ghanaian company and Allied Mining and Supply LLC, a Nevada limited liability, unless otherwise stated.

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

To begin our operating season in 2011, we purchased approximately $200,000 worth of dredges and associated support equipment to deploy directly on the Pampana River and establish our ability to recover the gold and other valuable minerals, commonly referred to as rare earth elements (REE), associated with the heavy mineral sands (HMS).

We commenced our initial dredging April 16, 2011which was well into the mining season that generally ends with the beginning of rainy season in July. The dredging took place in the Masanga Area that is believed to have limited overburden and good river accessibility. Shortly after deployment the two Allied dredges were producing daily quantities of heavy mineral sands (HMS). This effort validated our early extraction estimate of 400 to 500 pounds of HMS per dredge per 10 hour day. The process involved regular performance evaluation resulting in modifications and adjustments of the dredges and support equipment in order to maximize the efficiency of the advanced exploration.

Multiple areas along the river were sampled involving considerable de-staging, repositioning and deployment in order to generate target appraisals and gauge future recovery potential. Operations were suspended in July 2011 during the rainy season. Due to our limited exploration budget, our 2012 exploration activities consist of investigation of additional areas of our Pampana River concession and other potential areas where we have been looking for gold, diamonds, REE’s and coltan minerals. Our activities have been designed to make ready for renewed aggressive exploration activity once the Caveat Emptor status is removed and we have greater ability to attract exploration and development capital in 2012.

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

Once additional mineralogical studies are completed, under the control and supervision of Sunergy board advisor, Alexander Beckmann, we are committed to opening up an entirely new area in the mining sector in Sierra Leone subject to our ability to raise additional capital. We expect to receive the results of these studies during the third quarter 2012.

Our steadfast commitment to community development has led to our current standing in the district of Tonkolli which has never been higher. Our employees, some of whom have been with us for three years, are capable, hard working and well respected among the villages on our concession. We have historically employed 70 to 80 men and women each year during the mining season. Most are full-time, while others are part-time or temporary help. This effort is important to maintain a high level of confidence in the communities and the country of Sierra Leone, which gives us a strong foundation to develop additional business in the Country.

Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the period ended March 31, 2012. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Of major significance during this quarter we extended all of the outstanding warrants for six months. The assumption was made when these warrants were purchased that the caveat emptor would be removed shortly resulting in a significant influx of capital. The board of directors felt that since the company had not been able to of catch up with its government filings at that point, it would be fair and prudent to extend the warrant date. With this filing we expect to become current and have the Caveat Emptor lifted resulting in a significant portion of the outstanding warrants to be exercised.

Interest and financing expenses were increased by $207,594 with 77% of that amount resulting from the non –recurring incremental cost associated with the modification of the warrant expiration date. The remaining increase is the result of interest and penalty expenses for unsettled notes payable expected to be settled with equity instruments during the third quarter.

Total operating expenses for the three months ended March 31, 2012, increased by approximately 27% as compared to the comparative period in 2011 primarily as a result of an increase in administrative expense. Exploration and development cost are expected to go up substantially over the next year as we ramp up pilot and small scale production operations. With over 40 KM of river on our concession, future exploration designed to develop resources and reserves will be undertaken limited only by our future financial capabilities.

Revenue

We are an exploration stage entity and have not commenced any revenue producing activities since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however, from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

Working Capital

At
March 31,
2012
Current Assets	$15,375
Current Liabilities	741,096
Working Capital (deficit)	$(725,721)

Cash Flows

	Three Months Ended
	March 31,
	2012	2011
Net Cash (used) in Operating Activities	$(136,165)	$(150,612)
Net Cash (used) in Investing Activities	-	(103,800)
Net Cash Provided by Financing Activities	51,275	192,000
Increase/(decrease) in Cash During
the Period	$(84,890)	$(62,412)

Our ability to raise capital since we received the Caveat Emptor status on December 13, 2010 has been restricted. While we have been successful in raising enough capital to buy and pay for the dredge equipment and the 2011 exploration operations and to pay for audit and accounting fees to file our delinquent financial statements which are now nearly complete, we have not had the ability to raise any significant additional capital to advance our exploration and mining operations. As part of our fund raising activities we extended the expiration date of all outstanding warrants by six months so that as we become current in our reporting the Caveat Emptor status will be lifted and our investors will be in a position to exercise warrants that are “in the money.” There is no guarantee that any of these warrants will be exercised in the future, but we have received exercise notices for over 49,500,000 in the last 18 months.

We expect to have the Caveat Emptor status removed as soon as this Quarterly report is filed which will cause our ’34 Act filings to become current. Upon removal of the Caveat Emptor status, it is anticipated that the increased liquidity potential for our investors will have a positive impact on our ability to raise additional capital from private placements and future warrant exercises, however, there can be no guarantee that this will be so as we currently do not have any outstanding firm commitments to purchase our equity and equity linked instruments.

During the last three months the company has been successful in eliminating over $330,000 of its trade and related party accounts payable through the issuance of equity instruments which will allow a larger percentage of incoming capital to be used to expand our exploration activity.

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

Of major significance during this quarter is the extension of all of the warrants for six months. The assumption was made when these warrants were purchased that the Caveat Emptor would be removed shortly. Although progressing toward current filings, this has not happened yet. The board of directors felt that since the company was had not been able to at that point of catch up with its government filings, it would be fair and prudent to extend the warrant date.

In accordance with ASC 718, a modification of the terms of an equity instrument for financial reporting purposes is treated as an exchange of the original award for a new award. We recognized, as financing costs, the excess value of the modified award over the fair value of the original award immediately before its terms were modified, based on the pertinent factors on the modification date, We estimated the excess value by using a Black-Scholes pricing model, and comparison of the unregistered and restricted shares underlying the warrants to those that are currently freely trading.

In addition to assuming a volatility rate of approximately 151% (historically derived), we estimated a forfeiture rate of approximately 55% based on prior exercise history and our prior experience with several of the warrant holders. Increases in the volatility rate assumption along with decreases in the forfeiture rate would result in the recognition of additional excess value.

Item 3. Quantitative Disclosures About Market Risks

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our Chief Financial Officer (principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our Chief Financial Officer ( principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses.

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

Item 1A. Risk Factors

We have had no material changes in our risk factors as disclosed in our Form 10-K for the year ended December 31, 2011 filed on July 2, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2012, the Company issued 13,142,855 units for $46,000 cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.007 per share. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

During the second quarter of 2012, the Company issued 26,600,000 units for $54,000 cash at $0.0025 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

On April 24, 2012, the Company issued 285,714 shares for $1,714 cash for the exercise of warrants at $0.006 per share. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

During the second quarter of 2012, the Company issued 133,500,000 units to settle $333,750 debt at $0.0025 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

The Company has outstanding loans, $35,000 collateralized by 14,000,000 shares of common stock and 14,000,000 one year share purchase warrants exercisable at $0.005 per share. In the event of default, the note holders are able to convert the outstanding balance owed to the common share collateral. As of March 31, 2012, the notes are in default however, neither of the note holders has converted any of the 14,000,000 collateralized equity units nor have they made any demand for settlement. The Company expects to fully settle with the issue of equity units during the third quarter.

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

SUNERGY, INC.

Date:	July 24, 2012	By:	/s/ Bryan Miller
		Name:	Bryan Miller
		Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date:	July 24, 2012	By:	/s/ Mark Shelley
		Name:	Mark Shelley
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

