Form 10-Q
period 2012-06-30
SUNERGY INC
filed 2012-08-13
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2012
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-52767
SUNERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)
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
☐	YES	☐	NO
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
1,767,210,683 as of July 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$15,561	$85,515
Prepaid Expense	11,000	–
Total current assets	26,561	85,515

Long-term assets:
Exploratory properties	1,753,497	1,753,497
Property and equipment	198,931	225,007
Total assets	$1,978,989	$2,064,019

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$181,022	$205,089
Accrued interest	229,100	101,700
Accounts payable-related parties	113,830	172,202
Notes payable	65,585	65,585
Total current liabilities	589,537	544,576

Total liabilities	589,537	544,576

Stockholders' equity:
Common Stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on June 30, 2012 and December 31, 2011 is 1,767,210,683 and 1,557,717,831 respectively	1,767,211	1,557,718
Additional paid in capital	4,288,929	3,787,902
Deficit accumulated during exploration stage	(4,666,688)	(3,826,177)
Total stockholders' equity	1,389,452	1,519,443

Total liabilities and stockholders' equity	$1,978,989	$2,064,019

The accompanying notes are an integral part of these statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended		From Inception January 28, 2003
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012

Income	$–	$–	$–	$–	$–

Operating Expenses
General and administrative	69,076	74,119	133,115	124,641	592,916
Management salary	46,000	17,100	67,000	30,600	729,500
Depreciation	13,038	–	26,076	–	64,083
Professional fees	121,404	84,696	226,293	102,196	873,509
Exploration costs	21,039	153,393	100,346	293,471	781,803
Total expenses	270,557	329,308	552,830	550,908	3,041,811

Net loss from operations	(270,557)	(329,308)	(552,830)	(550,908)	(3,041,811)

Other expenses
Financing costs	–	–	(160,281)	–	(160,281)
Interest expense	(63,700)	(47,999)	(127,400)	(64,386)	(1,464,596)
Total other expenses	(63,700)	(47,999)	(287,681)	(64,386)	(1,624,877)

Net loss	$(334,257)	$(377,307)	$(840,511)	$(615,294)	$(4,666,688)

Loss per share-basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares-basic	1,587,258,212	1,285,328,316	1,587,258,212	1,285,488,450

 The accompanying notes are an integral part of these statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	Six Months Ended		January 28, 2003
	June 30,		to June 30
	2012	2011	2012

Operations
Net loss	$(840,511)	$(615,294)	$(4,666,688)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	26,076	10,445	64,083
Stock based compensation	50,250	94,366	711,139
Non cash interest expense	–	–	1,116,327
Non cash financing costs	160,281	–	160,281
Changes in assets and liabilities
Change in prepaid expense	–	(2,500)	–
Change in accounts payable and accruals	(24,067)	27,551	391,721
Change in accrued interest payable	127,400		307,100
Change in accounts payable-related party	277,628	39,600	449,830

Net cash used in operations	(222,943)	(445,832)	(1,466,207)

Investing
Acquisition of property and equipment	–	(160,076)	(275,513)
Cash acquired through acquisition of subsidiary	–	–	39

Net cash used in investing	–	(160,076)	(275,474)

Financing
Proceeds from sale of common stock	152,989	482,750	1,565,889
Proceeds from notes payable	–	163,056	210,000
Repayment of related party notes	–	(20,431)	(31,915)
Contributed capital	–	–	13,268

Net cash provided by financing	152,989	625,375	1,757,242

Net change in cash and cash equivalents	(69,954)	19,467	15,561
Cash and cash equivalents, beginning of period	85,515	97,251	–

Cash and cash equivalents, end of period	$15,561	$116,718	$15,561

Supplemental disclosure of cash flows for:

Interest	$–	$–	$–
Income taxes	$–	$–	$–

Supplemental disclosure of non-cash financing and investing:
Shares issued for prepaid expenses	$11,000	$–	$11,000
Shares issued to settle debt	$336,000	$73,151	$1,277,624
Debt issued to acquire assets	$–	$85,000	$487,500
Stock issued to acquire assets	$–	$–	$500,000
Assets acquired through acquisition of subsidiary	$–	$–	$753,497
Liabilities assumed through acquisition of subsidiary	$–	$–	$42,725
Shares issued to acquire subsidiary	$–	$–	$290,000
Warrants issued to acquire subsidiary	$–	$–	$420,811

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2012

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

NOTE 2. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of Sunergy, Inc and its subsidiaries, Mikite Gold Resources Limited, a Ghanaian company, and Allied Mining and Supply LLC, a Nevada limited liability company (100%). Allied Mining and Supply LLC also has one 100% owned subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd which are 100% consolidated in the financial statements.  All material inter-company accounts and transactions have been eliminated.

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

While we have 611,931,378 shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy). The fair value of the unregistered and restricted shares issued as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss of $4,666,688 during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Our ability to raise capital since we received the Caveat Emptor status on December 13, 2010 has been restricted. While we have been successful in raising enough capital to buy and pay for the dredge equipment and the 2011 exploration operations and to pay for audit and accounting fees to file our delinquent financial statements, we have not had the ability to raise any significant additional capital to advance our exploration and mining operations.

The Caveat Emptor status was removed with the filing of the March 31, 2012 Quarterly report. Upon removal of the Caveat Emptor status, it is anticipated that the increased liquidity potential for our investors will have a positive impact on our ability to raise additional capital from private placements and future warrant exercises, however, there can be no guarantee that this will be so as we currently do not have any outstanding firm commitments to purchase our equity and equity linked instruments.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Exploration equipment	$247,259	$247,259
Rolling stock	13,500	13,500
Office furniture and equipment	2,254	2,254
Subtotal	$263,013	$263,013
Less accumulated depreciation	(64,082)	(38,006)
Property, and equipment - net	$198,931	$225,007

NOTE 5. NOTES PAYABLE

During the period ended June 30, 2012 we accrued $127,400 of interest expense on the outstanding principal balance of our notes payable in default totaling $65,585 as of June 30, 2012 and December 31, 2011. The individual notes carry daily interest penalties between $100 and $500.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The following provides additional information for certain stock transactions that occurred since January 1, 2012. For additional details for all stock transactions please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2011 and filed with the Securities Exchange Commission on July 2, 2012.

A summary of shares issued follows:

•	During the quarter ended March 31, 2012, the Company issued 14,992,854 shares of common stock for total cash of $51,275.

•	During the quarter ended March 31, 2012, the Company issued 6,000,000 equity units at $0.0025 per unit for prepaid consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share.

•	During the second quarter of 2012, the Company issued 13,714,284 equity units for cash of $46,000 at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.007 per share.

•	During the second quarter of 2012, the Company issued 21,600,000 equity units for cash of $54,000 at $0.0025 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

•	During the second quarter of 2012, the Company issued 285,714 shares for cash of $1,714 for the exercise of warrants at $0.006 per share.

•	During the second quarter of 2012, the Company issued 152,900,000 equity units to settle $336,000 of accounts payable and or related party payables and $46,250 in services at $0.0025 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

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

On June 30, 2012 the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	71,900,000	0.0025	16-Jul-2012
	100,000,000	0.005	16-Jul-2012
	157,819,960	0.005	16-Jul-2012
	20,200,000	0.005	22-Dec-2012
	31,357,138	0.006	22-Dec-2012
	100,000,000	0.007	22-Dec-2012
	1,200,000	0.0075	22-Dec-2012
	10,357,142	0.007	31-Jan-2013
	6,450,000	0.005	20-Mar-2013
	3,857,141	0.007	31-Mar-2013
	7,142,857	0.007	10-Apr-2013
	21,000,000	0.0075	30-May-2013
	16,571,428	0.005	30-May-2013
	215,071,428	0.005	23-Jun-2013
	5,999,998	0.007	23-Jun-2013
	14,642,855	0.005	31-Jul-2013
Total	783,569,947

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2011	592,319,951	100,000,000	0.00375

Plus: Warrants Issued	250,935,710	–	0.0057
Less: Warrants Exercised	(59,685,714)	–
Less: Warrants Expired	–	–
Total Warrants outstanding at June 30, 2011	783,569,947	100,000,000	0.0050

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

NOTE 8. SUBSEQUENT EVENTS

On July 16, 2012 a warrant holder exercised 1,250,000 warrants at $0.005 per share for $6,250 cash.

On July 16, 2012, the Company received and accepted notification and deposits from various warrant holders to exercise 34,262,500 warrants at $0.0025 per share and 49,000,000 warrants at $0.005 per share that would have expired on July 16, 2012. Warrant holders made deposits with the balances due by August 31, 2012. The Company has recorded the deposits as a contingent liability until balances have been received or the agreements expire and will issue shares at the exercise price for the total payments received.

On July 27, 2012 the Company received $30,000 for 10,000,000 units of shares and warrants at $0.003 and $0.006 respectfully.

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

Nyinahin Concession, Ghana:

Nyinahin Concession, Ghana:

The Nyinahin concession is located between two geological gold belts, the Bibiani Belt to the west and the Asankrangwa to the east.  The license allows for the exploration and mining of gold, silver, base metals and diamonds. About 80% of the Nyinahin concession lies to the west of the Offin River within the Ashanti region of Ghana. There are several historical pits and adits with a strong clustering of artisan pits located along the Offin River. Three old gold prospects exist on the concession. The property is accessed via the main Kumasi-Bibiani trunk road. It falls under the jurisdiction of the AtwimaMponua District Assembly with headquarters at Nyinahin. The Offin River area offers strong alluvial operations potential as well as the underlying bedrock is a continuation of the Keegan Esaase-Jeni Project. The large area west of the Offin River area contain some significant geological anomalies that warrant additional exploration activities. In the overall, this concession represents a significant future development opportunity for our Company.

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

PampanaRiverConcession, Sierra Leone:

The Pampana River concession is an alluvial mining concession consisting of Exploration License No. EXPL 5/2009 which was issued to Allied Mining and Supply Ltd. (AMS) on August 12, 2009. The license is located in the KholifaRowalla, KafeSimiria and Tane Chiefdoms in the Tonkolili District of the Northern Province of Sierra Leone covering an area of 141.3 km2. The concession is situated on the western fringes of the southern Sula Mountains greenstone belt and for most of the northern and central part it straddles the Pampana River. On the west of the southern part, the concession runs along the Pampana River. The property is south of the Sula Mountains in the Greenstone belt, around 120 miles east of the capital, Freetown.

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

Multiple areas along the river were sampled involving considerable de-staging, repositioning and deployment in order to generate target appraisals and gauge future recovery potential. Operations were suspended in July 2011 during the rainy season. Due to our limited exploration budget, our 2012 exploration activities consist of investigation of additional areas of our Pampana River concession and other potential areas where we have been looking for gold, diamonds, REE’s and coltan minerals. Our activities have been designed to make ready for renewed aggressive exploration activity now that we are current in our filings with the SEC and trading on the OTCQB and may have greater ability to attract exploration and development capital.

Due to the complex nature and broad range of apparent minerals of the Pampana sands, additional mineralogy is required in order to prove their full mineralogical and elemental content, and to accurately describe the economical value and overall potential of the Allied EXPL. We have already learned that in addition to the free gold contained in the sands, the is an additional amount of precious metals including gold contained in the sands themselves that will require special separation equipment to recover. Once these additional mineralogical studies are completed by Hazen Research Labs of Denver, Colo. and the separation equipment and process is defined, we are committed to establishing our processing facility and conducting operations designed to both produce cash flow and to develop resources and reserves immediately We expect to receive the results of these studies in the next few weeks and results will be published.

Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the period ended June 30, 2012. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Of major significance during the first quarter of 2012 we extended all of the outstanding warrants for six months. The assumption was made when these warrants were purchased that the caveat emptor would be removed shortly resulting in a significant influx of capital. The board of directors felt that since the company had not been able to of catch up with its government filings at that point, it would be fair and prudent to extend the warrant date.

Interest and financing expenses were increased by $223,295 with 72% of the total amount recognized through June 30, resulting from the non–recurring incremental cost associated with the modification of the warrant expiration date. The remaining increase is the result of interest and penalty expenses for unsettled notes payable expected to be settled with equity instruments during the third quarter.

Total operating expenses for the six months ended June 30, 2012, increased by approximately 1% as compared to the comparative period in 2011 primarily as a result of an increase in administrative expense. Exploration and development costs are expected to go up substantially over the next year as we ramp up pilot and small scale production operations. With over 40 KM of river on our concession, future exploration designed to develop resources and reserves will be undertaken limited only by our future financial capabilities.

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

Liquidity and Financial Condition

Working Capital

At
June 30,
2012
Current Assets	$26,561
Current Liabilities	589,537
Working Capital (deficit)	$(562,976)

Cash Flows

	Six Months Ended
	June 30,
	2012	2011
Net Cash (used) in Operating Activities	$(222,943)	$(445,832)
Net Cash (used) in Investing Activities	–	(160,076)
Net Cash Provided by Financing Activities	152,989	625,375

Increase/(decrease) in Cash During the Period	$(69,954)	$19,467

Now that we are current in our required filings with the SEC and our shares are quoted for trading on the OTCQB exchange, our capital raising efforts are designed to raise adequate new capital to stage our Pampana River operation with processing plant which will provide cash flow and will also begin the development of resources and reserves.

It is anticipated that this increased liquidity potential for our investors will have a positive impact on our ability to raise additional capital from private placements and future exercise of warrants, however, there can be no guarantee that this will be so as we currently do not have any outstanding firm commitments to purchase our equity and equity linked instruments.

We have experienced an increase in the exercise of warrants including notification and deposits from several warrant holders of their intent to exercise 34,262,500 warrants at $0.0025 per share and 49,000,000 warrants at $0.005 per share for warrants that would have expired on July 16, 2012. While we believe we will receive all of the applicable funding associated with these commitments, there can be no guarantee and we are committed to issuing only fully paid shares of common stock.

During the last six months the company has been successful in eliminating over $382,250 of its trade and related party accounts payable, as well as on-going operational expenses, through the issuance of equity instruments which will allow a larger percentage of incoming capital to be used to expand our exploration activity.

On July 27, 2012 the Company received $30,000 for 10,000,000 units of shares and warrants at $0.003 and $0.006 respectfully.

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

Of major significance during the six month period ended June 30, 2012 is the extension of all of the warrants for six months. The assumption was made when these warrants were purchased that the Caveat Emptor would be removed shortly. The filings took longer to complete than was expected. The board of directors felt that since the company was had not been able to at that point catch up with its government filings, it would be fair and prudent to extend the warrant date. Now that we are current in our filings we have experienced an increase in the exercising of outstanding warrants.

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

In addition to assuming a volatility rate of approximately 151% (historically derived), we estimated a forfeiture rate of approximately 55% based on prior exercise history and our prior experience with several of the warrant holders. Increases in the volatility rate assumption along with decreases in the forfeiture would result in the recognition of additional excess value.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president(our principal executive officer) and our Chief Financial Officer (principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our Chief Financial Officer ( principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2012 a warrant holder exercised 1,250,000 warrants at $0.005 per share for $6,250 cash. These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

The Company has outstanding loans, $35,000 collateralized by 14,000,000 shares of common stock and 14,000,000 one year share purchase warrants exercisable at $0.005 per share. In the event of default, the note holders are able to convert the outstanding balance owed to the common share collateral. As of June 30, 2012, the notes are in default however, neither of the note holders has converted any of the 14,000,000 collateralized equity units nor have they made any demand for settlement. The Company expects to fully settle with the issue of equity units during the third quarter.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2008)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on August 26, 2010)
(10)	Material Contracts
10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)
10.2	Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.3	Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.4	Membership Purchase Agreement dated October 18, 2010 between ourcompany and Allied Mining and Supply, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2011)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on April 20, 2009)
(21)	Subsidiaries of the Registrant
21.1	Allied Mining and Supply, LLC, a Nevada limited liability company Mikite Gold Resources Limited, a Ghanaian company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date:	August 13, 2012	By:	/s/ Bryan Miller
		Name:	Bryan Miller
		Title:	Chief Executive Officer, President, Director
Date:	August 13, 2012	By:	/s/ Mark Shelley
		Name:	Mark Shelley
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

