Form 10-Q
period 2012-09-30
SUNERGY INC
filed 2012-11-19
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52767

SUNERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

480.477.5810 FREE 480.477.5810
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

1,813,843,183 as of October 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$78	$85,515
Prepaid expenses	7,250	–

Total current assets	7,328	85,515

Long-term assets
Exploratory properties	1,753,497	1,753,497
Property and equipment, net	188,393	225,007

Total long-term assets	1,941,890	1,978,504

Total assets	$1,949,218	$2,064,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable, current portion	$60,585	$65,585
Accounts payable and accrued liabilities	191,707	205,089
Accrued interest	246,000	101,700
Accounts payable to related parties	173,928	172,202

Total current liabilities	672,220	544,576

Total liabilities	672,220	544,576

Commitments and Contingencies

Stockholders' equity
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on September 30, 2012 and December 31, 2011 is 1,813,843,183 and 1,557,717,831 respectively	1,813,843	1,557,718

Additional paid-in capital	4,372,378	3,787,902
Accumulated deficit during exploration stage	(4,909,223)	(3,826,177)

Total stockholders' equity	1,276,998	1,519,443

Total liabilities and stockholders' equity	$1,949,218	$2,064,019

The accompanying notes are an integral part of these statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					January 28, 2003
					(Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		to September 30,
	2012	2011	2012	2011	2012
Revenue	$–	$–	$–	$–	$–

Operating expenses
Depreciation and amortization	13,038	12,489	39,114	22,934	77,121
General and administrative	54,746	17,658	187,861	131,854	647,662
Management salary	11,696	69,150	78,696	99,750	741,196
Exploration and development	20,032	102,018	120,378	395,489	801,835
Professional fees	83,623	62,548	309,916	164,744	957,133

Total expenses	183,135	263,863	735,965	814,771	3,224,947

(Loss) from operations	(183,135)	(263,863)	(735,965)	(814,771)	(3,224,947)

Other income (expenses)
Interest expense	(59,400)	(86,703)	(186,800)	(151,089)	(1,523,995)
Financing costs	–		(160,281)		(160,281)

(Loss) before income taxes	(242,535)	(350,566)	(1,083,046)	(965,860)	(4,909,223)

Provision for income taxes	–	–	–	–	–

Net (loss)	$(242,535)	$(350,566)	$(1,083,046)	$(965,860)	$(4,909,223)

Loss per common share: Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding: Basic & Diluted	1,786,027,080	1,347,649,299	1,653,998,124	1,347,649,299

The accompanying notes are an integral part of these statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 28, 2003
	Nine months ended September 30,		(Inception)
			to September 30,
	2012	2011	2012
Operating activities
Net loss	$(1,083,046)	$(965,860)	$(4,909,223)
Adjustments to reconcile net loss
Non-cash financing costs	160,281	–	160,281
Depreciation and amortization	39,114	22,934	77,121
Stock-based compensation	84,000	44,839	544,889
Non-cash interest expense	–	9,500	1,116,327
Amortization of deferred finance costs	–	37,700	–
Original issue discount amortization	–	45,000	–
Amortized prepaid expense	–	–	200,000
Change in assets and liabilities
Increase/(decrease) in accrued interest payable	186,800	–	366,500
Increase/(decrease) in accounts payable and accrued liabilities	(13,383)	85,652	402,405
Increase/(decrease) in accrued-related party	337,726	50,242	509,928

Net cash used by operating activities	(288,508)	(669,993)	(1,531,772)

Investing activities
Purchase of equipment	(2,500)	(195,075)	(228,013)
Deposit for purchase of dredge	–		(50,000)
Cash acquired through acquisition of subsidiary	–	–	39

Net cash used by investing activities	(2,500)	(195,075)	(277,974)

Financing activities
Repayments of loans from related parties	–	–	(31,915)
Proceeds from issuance of debt	12,500	245,000	222,500
Repayments of debt	–	(46,914)	–
Proceeds from the sale of stock	193,071	601,500	1,605,971
Contributed capital	–	–	13,268
Operational advances	–	(15,928)	–

Net cash provided by financing activities	205,571	783,658	1,809,824

Net increase / (decrease) in cash	(85,437)	(81,410)	78

Cash, beginning of period	85,515	97,251	–

Cash, end of period	$78	$15,841	$78

Supplemental Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash activities:
Stock issued for service as prepaid expenses	$7,250	$–	$7,250
Debt issued to acquire assets	$–	$–	$487,500
Stock issued to acquire assets	$–	$–	$500,000
Assets acquired through acquisition of subsidiary	$–	$–	$753,497
Liabilities assumed through acquisition of subsidiary	$–	$–	$42,725
Shares issued to acquire subsidiary	$–	$–	$290,000
Stock issued to settle operational advances	$–	$38,600	$–
Stock issued to settle debt	$396,000	$–	$1,337,624
Warrants issued to acquire subsidiary	$–	$–	$420,811

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

September 30, 2012

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

NOTE 2. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

While we have 1,003,960,736 shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy), the fair value of the unregistered and restricted shares issued as valued by the quoted market price does not reflect the economic substance of the transactions; correspondingly, the quoted market price is not the most reliably measurable fair value.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has not generated any revenue and continues to incur operating losses and negative cash flows. This raises substantial doubt about the Company’s ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

While we have been successful in raising enough capital to pay for professional and administrative fees to file our delinquent financial statements, we have not had the ability to raise any significant additional capital to materially advance our exploration and mining operations. We continue to actively pursue additional sources of capital, however, there is no guarantee these efforts will be successful.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Exploration equipment	$247,259	$247,259
Rolling stock	13,500	13,500
Office furniture and equipment	4,754	2,254
Subtotal	$265,513	$263,013
Less accumulated depreciation	(77,120)	(38,006)
Property, and equipment - net	$188,393	$225,007

NOTE 5. NOTES PAYABLE

During the period ended September 30, 2012 we accrued $186,800 of interest expense on the outstanding principal balance of our notes payable in default totaling $60,085 as of September 30, 2012 and $65,585 as of December 31, 2011. The individual notes carry daily interest penalties between $100 and $500.

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

A summary of shares issued follows:

•	During the quarter ended March 31, 2012, the Company issued 14,992,854 shares of common stock for total cash of $51,275.

•	During the quarter ended March 31, 2012, the Company issued 6,000,000 equity units at $0.0025 per unit for prepaid consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share.

•	During the second quarter of 2012, the Company issued 13,714,284 equity units for cash of $46,000 at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.007 per share.

•	During the second quarter of 2012, the Company issued 21,600,000 equity units for cash of $54,000 at $0.0025 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

•	During the second quarter of 2012, the Company issued 285,714 shares for cash of $1,714 for the exercise of warrants at $0.006 per share.

•	During the second quarter of 2012, the Company issued 152,900,000 equity units to settle $336,000 of accounts payable and or related party payables and $46,250 in services at $0.0025 per unit with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

•	During the third quarter of 2012, the Company issued 1,400,000 shares for cash of $7,000 for the exercise of warrants at $0.005.

•	During the third quarter of 2012, the Company issued 1,232,500 shares for cash of $3,081 for the exercise of warrants at $0.0025.

•	During the third quarter of 2012, the Company issued 10,000,000 equity units for cash of $30,000 at $0.003 per unit with each unit consisting of one common share and one twelve month share purchase warrant exercisable at $0.006 per share.

•	During the third quarter of 2012, the Company issued 24,000,000 equity units to settle $17,500 of note payable and $42,500 of accrued interest at $0.0025 with each unit consisting of one common share and one twelve month share purchase warrant exercisable at $0.005 per share.

•	During the third quarter of 2012, the Company issued 5,000,000 shares at $0.003 per share to Alex Johnston of Atech Consulting Inc and 5,000,000 shares at $0.003 to Micaddan for consulting services rendered to the company. All equity awards have been fully earned in accordance with their respective agreements.

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

On September 30, 2012 the Company had warrants outstanding summarized in the table below:

	Warrants Outstanding	Exercise Price	Expiration Date

	20,200,000	0.005	22-Dec-2012
	31,357,138	0.006	22-Dec-2012
	100,000,000	0.007	22-Dec-2012
	1,200,000	0.0075	22-Dec-2012
	10,357,142	0.007	31-Jan-2013
	6,450,000	0.005	20-Mar-2013
	3,857,141	0.007	31-Mar-2013
	7,142,857	0.007	10-Apr-2013
	21,000,000	0.0075	30-May-2013
	16,571,428	0.005	30-May-2013
	215,071,428	0.005	23-Jun-2013
	5,999,998	0.007	23-Jun-2013
	14,642,855	0.005	31-Jul-2013
	10,000,000	0.006	27-Jul-2013
	29,000,000	0.005	31-Aug-13
Total	492,849,987

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2011	592,319,951	100,000,000	0.0038
Plus: Warrants Issued	289,935,710	–	0.0056
Less: Warrants Exercised	(62,318,214)	–	0.0038
Less: Warrants Expired	(327,087,460)	–	0.0045
Total Warrants outstanding at September 30, 2012	492,849,987	100,000,000	0.0057

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

NOTE 8. SUBSEQUENT EVENTS

On October 15, 2012, P.K. Medhi retired as Chairman of the Board of Directors and resigned as Director. He has agreed to remain with the Company and serve on our Advisory Board. Gary Houck was appointed Director on the same date.

Our board of directors now consists of Larry Max Bigler, Robert A. Levich, and Gary Houck.

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

We have commenced the exploration stage of our operations on Nyinahin but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production. This year’s exploration is designed to confirm initial discoveries of gold on our concession contained in a report that accompanied the purchase of the property. The results indicate further exploration work is required involving geochemical and geophysical work which, if successful, should set the stage for drilling in the bedrock that is a direct extension of the Keegan Esaase-Jeni Project. Due to our current lack of funding, our activities during the current fiscal year have been limited to maintaining “good-standing” status of our concession.

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

Pampana River Concession, Sierra Leone:

The Pampana River concession is an alluvial mining concession consisting of Exploration License No. EXPL 5/2009 which was issued to Allied Mining and Supply Ltd. (AMS) on August 12, 2009. The license is located in the Kholifa Rowalla, Kafe Simiria and Tane Chiefdoms in the Tonkolili District of the Northern Province of Sierra Leone covering an area of 141.3 square kilometers. The concession is situated on the western fringes of the southern Sula Mountains greenstone belt and for most of the northern and central part it straddles the Pampana River. On the west of the southern part, the concession runs along the Pampana River. The property is south of the Sula Mountains in the Greenstone belt, around 120 miles east of the capital, Freetown.

In 2011, we dredged the Masanga Area that is believed to have limited overburden and good river accessibility. Shortly after deployment the two Allied dredges were producing daily quantities of heavy mineral sands (HMS). This effort validated our early extraction estimate of 400 to 500 pounds of HMS per dredge per 10 hour day. The process involved regular performance evaluation resulting in modifications and adjustments of the dredges and support equipment in order to maximize the efficiency of the advanced exploration.

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

Due to the complex nature and broad range of apparent minerals of the Pampana sands, additional mineralogy is required in order to prove their full mineralogical and elemental content, and to accurately describe the economic value and overall potential. We have already learned that in addition to the free gold contained in the sands, there  is an additional amount of precious metals including gold contained in the sands themselves that will require special separation equipment to recover. Once these additional mineralogical studies are completed by Hazen Research Labs of Denver, Colo. and the separation equipment and process is defined, we are committed to establishing our processing facility and conducting operations designed to both produce cash flow and to develop resources and reserves immediately A report dated August 22, 2012 from Hazen Research in Colorado in part states as follows: (The complete report is available for review on our website www.sunergygold.com )

MINERALOGICAL EXAMINATION

An initial microscopic examination of the Stockpile sample showed major ilmenite, zircon, and subordinate monazite and quartz.

To provide evidence of the occurrence of randomly distributed free placer gold, a 100 g grab sample of the blended Stockpile sample was separated using a high-intensity rare earth hand magnet to separate the paramagnetic ilmenite from the nonmagnetic constituents, including the gold. Both magnetic products were assayed for gold and PGMs. The results show that about 99% of the gold is in the nonmagnetic product which assayed 14.4 g/t Au and represents about 28% of the total weight of the sample.

CONCLUSIONS AND RECOMMENDATIONS

Based on the results of this preliminary investigation, the Stockpile sand contains appreciable gold which is easily recoverable by magnetic and gravity separation.

If desirable or necessary, a high-grade ilmenite product could also be recovered. Production of monazite and zircon concentrates would also be feasible, however, a monazite concentrate would be high in thorium, probably in the several-percent range and would certainly represent radioactive source material.

The recovery of the niobium and tantalum values would require more development work, but considering the information at hand, it is expected that niobium occurring as niobian rutile can be recovered by electrostatic and high-intensity magnetic separation. The niobium and tantalum occurring as the columbite–tantalite series (Coltan) would concentrate along with the ilmenite and might be difficult to recover as a separate concentrate.

For the next phase of this project we would recommend sample variability testing for assessment of the gold potential. As part of this evaluation, further upgrading of the conventional table concentrate(s) with a Gemini table might be included to produce extra high-grade concentrates. If recovery of the other components is of interest, the material, preferably a composite, would be processed by the procedure.”

We are currently engaged in further mineralogical studies to determine the final design of a pilot plant facility, which once finalized will be deployed in our operation in Sierra Leone.

We are in the process of securing funding to advance Pampana dredging operations and to finance the acquisition and commissioning of the pilot plant facility Dredging and sampling operations are scheduled to commence in the next 45 days or sooner

Liquidity and Capital Requirements

As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We have obtained additional commitments for funding to be received within the next 30 days.  We continue to explore opportunities for the receipt of funding in either equity or financing transactions. As we receive these funds, the Board of Directors and Management evaluate the best use of the funding received so as to continue on the path of fast ramp up to production.

Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the period ended September 30, 2012. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Operations

Our operating expenses for the nine months ended September 30, 2012 and 2011 are outlined in the table below:

	Nine Months Ended September 30,
	2012	2011	Change
Depreciation and amortization	$39,114	$22,934	$(16,180)
General and administrative	$187,861	$131,854	$(56,007)
Management salary	$78,696	$99,750	$21,054
Exploration and development	$120,378	$395,489	$275,111
Professional fees	$309,916	$164,744	$(145,172)

Revenue

We are an exploration stage entity and have not commenced any revenue producing activities since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions.

Expenses

The decrease in operating expenses for the nine months ended September 30, 2012, compared to the same period in fiscal 2011, was mainly due to a decrease in exploration which related to decreased funding available to further exploration work at the concessions. Management salary decreased $21,054 due to the change in management during the third quarter of 2012 at reduced compensation rates. Professional fees increased $145,172 primarily related to auditing and accounting expenses and the payment of vendor services by issuance of stock.

Other Expenses

Interest and financing expenses increased by $195,992 with 82% of the total amount recognized through September 30, 2012 resulting from the non–recurring incremental cost associated with the modification of the warrant expiration date. The remaining increase is the result of interest and penalty expenses for unsettled notes payable expected to be settled with equity instruments during the third quarter.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however, from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

	September 30, 2012	December 31, 2011	Change
Current assets	$7,328	$85,515	$(78,187)
Current liabilities	$672,220	$544,576	$(127,644)
Working Capital	$(664,892)	$(459,061)	$(270,131)

Cashflow

	Nine Months Ended September 30,
	2012	2011	Change
Net cash used in operating activities	$(288,508)	$(669,993)	$381,485
Net cash provided/(used) in investing activities	$(2,500)	$(195,075)	$192,575
Net cash provided/(used) by financing activities	$205,571	$783,658	$(578,087)
Net increase/(decrease) in cash during period	$(85,437)	$(81,410)	$(4,027)

Our total assets at September 30, 2012 were $1,949,218. Our financial statements report a net loss of $1,083,046 for the nine months ended September 30, 2012 and a net loss of $4,909,223 for the period from January 28, 2003 (date of inception) to September 30, 2012. We had a cash balance of $78 as of September 30, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.  We have been successful in structuring deals in which expenses are paid for through the issuances of common shares.  In addition, we have raised additional funds and expect to continue to raise additional funds through private placement equity offerings sufficient to fund our current plan of operations.

We continue to explore and seek funding opportunities through either equity or loan transactions. As we receive funding, the use of available funding is evaluated by Management and the Board of Directors for its priority of use.

Our principal sources of funds have been from sales of our common stock and we expect this to be consistent for at least the next twelve months.

During the last nine months the company has been successful in eliminating over $480,000 of its trade, notes payable and related party accounts payable, as well as on-going operational expenses, through the issuance of equity instruments which will allow a larger percentage of incoming capital to be used to expand our exploration activity.

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

Of major significance during the nine months period ended September 30, 2012 is the extension of all of the warrants for six months. The assumption was made when these warrants were purchased that the Caveat Emptor would be removed shortly. The filings took longer to complete than was expected. The board of directors felt that since the company had not been able to at that point catch up with its government filings, it would be fair and prudent to extend the warrant date. Now that we are current in our filings we have experienced an increase in the exercising of outstanding warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the three months ended September 30, 2012.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2011 and filed with the Securities Exchange Commission on July 2, 2012.

During the nine months ended September 30, 2012, we issued a total of 256,125,352 shares;  34,500,000 shares were issued for services valued at $91,250 to consultants, officers, and directors with $7,250 identified as prepaid expense; and 158,400,000 shares were issued to settle debt valued at $353,500 and $42,500 of accrued interest; 63,225,352 shares were issued for cash to accredited investors in private placement or exercise of warrants for receipt of cash totaling $193,071.

Item 3. Defaults Upon Senior Securities

The Company has outstanding loans, $35,000 collateralized by 14,000,000 shares of common stock and 14,000,000 one year share purchase warrants exercisable at $0.005 per share. In the event of default, the note holders are able to convert the outstanding balance owed to the common share collateral. As of September 30, 2012, the notes are in default however, neither of the note holders has converted any of the 14,000,000 collateralized equity units nor have they made any demand for settlement. The Company expects to fully settle with the issue of equity units during the fourth quarter.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2008)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on August 26, 2010)
(10)	Material Contracts
10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)
10.2	Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.3	Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.4	Membership Purchase Agreement dated October 18, 2010 between our company and Allied Mining and Supply, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2011)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on April 20, 2009)
(21)	Subsidiaries of the Registrant
21.1	Allied Mining and Supply, LLC, a Nevada limited liability company Mikite Gold Resources Limited, a Ghanaian company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date:	November 16, 2012	By:	/s/ Larry Bigler
		Name:	Larry Bigler
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

