Form 10-K/A
period 2011-12-31
SUNERGY INC
filed 2012-11-27
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
1,567,282,115 as of June 15, 2012

Explanatory Paragraph:

We are providing this amendment to our Form 10-K Annual Report, specifically Item 8, for the fiscal year ended December 31, 2011 filed on July 2, 2012 in order to eliminate references to accounting periods not presented and as previously contained in the report of De Joya Griffith & Company as of and for the fiscal year ended December 31, 2010. This amendment does not impact our previously reported financial position, results of operations, or cash flows for any of the periods presented. Further, this amendment does not impact the previously issued audit report of Ingenium Accounting Associates as of and for the fiscal year ended December 31, 2011, inclusive of an explanatory paragraph related to the uncertainty surrounding our ability to continue as a going concern, dated June 27, 2012.

This amendment does not impact information previously disclosed under other Items contained in our Form 10-K for the fiscal year ended December 31, 2011 as filed on July 2, 2012, and correspondingly, that information has been omitted from this amendment.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

  Sunergy, Inc.

We have audited the accompanying consolidated balance sheet of Sunergy, Inc. (an exploration stage company) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and from inception (January 28, 2003) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunergy, Inc. as of December 31, 2011, and the results of its consolidated operations and cash flows for the year then ended and inception to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Reno, Nevada

June 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunergy, Inc.

We have audited the accompanying consolidated balance sheet of Sunergy, Inc. (the “Company”) (A Exploration Stage Company) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunergy, Inc. (A Exploration Stage Company) as of December 31, 2010 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A summary of shares issued follows:

·	On January 31, 2003 the Company issued 500,000,000 common shares to the founders for $10,000 cash.

·	On September 22, 2003, the Company issued 6,975,000 common shares for $13,950 cash.

·	On October 10, 2008, the Company issued 6,000,000 common shares plus an equal number of two-year detachable warrants exercisable at $0.025 per share in a private placement for $150,000 or $0.025 per share.

·	On December 10, 2008, the Company issued 20,000,000 common shares valued at $0.025 per share or $500,000 as partial payment for the acquisition of the Nyinahin Mining Concession.

·	On March 1, 2009, the Company issued 5,000,000 common shares valued at $0.04 per share or $200,000 for one year consulting services and recorded as prepaid expense.

NOTE 7.                      STOCKHOLDERS’ EQUITY (Cont.)

·	On June 3, 2010 the Company issued 20,000,000 common shares valued at $0.0065 per share to its officers for executive services with an aggregate market value of $130,000.

·	On June 30, 2010 the Company issued 75,000,000 common shares valued $0.0058 per share or $432,500 in full settlement of a $250,000 note and $12,500 accumulated interest and $170,000 additional interest resulting from the fair value differential.

·	On June 3, 2010 the Company issued 40,992,880 common shares at $0.0035 per share for the $143,400 stock payable.

·	On July 30, 2010, the Company issued 25,000,000 common shares at $0.0067 per share to its officers for executive services. A total value of $167,500 was recorded as compensation expense.

·	Between July 15 and July 22, 2010, the Company issued 39,980,000 common shares to settle $67,980 worth of debts. The fair value of the shares on the date of issuance was $0.004 per share for a total value of $175,790 which was allocated as $67,980 to the debt and $107,810 to interest expense.

·	On July 15, 2010, the Company issued 14,700,000 common shares to settle $24,990 debt. The fair value of the shares on the date of issuance was $0.004 per share total value of $58,800 which was allocated as $24,990 to the debt and $33,810 to interest expense.

·	On July 10, 2010, the Company issued 17,650,000 common shares to settle $30,000 debt. The fair value of the shares on the date of issuance was $0.004 per share total value of $70,600 which was allocated as $30,000 to the debt and $40,600 to interest expense.

·	On August 13, 2010, the Company issued 150,000,000 common shares to settle $255,000 debt. The fair value of the shares issued on the date of each individual settlement was $724,000 resulting in the company allocating $237,500 to the note, $17,500 to accrued interest and $469,000 to interest expense.

·	On August 19, 2010, the Company issued 10,800,000 common shares at $0.004 per share for $18,361 executive services with a fair value of $43,200. Also, the Company issued 14,100,000 common shares to settle $23,932 in debt. The fair value of the shares on the dates of issuance was $0.015 per share with a total value of $211,500 which was allocated as $23,932 to the debt and $187,568 to interest expense.

·	On October 18, 2010, the Company agreed to issue 100,000,000 units which consist of one share of common stock, one 12 month warrant exercisable at $0.0025 and one 12 month warrant exercisable at $0.005 per share. The fair value of the shares issued on the date of the agreement plus the value of the warrants was $710,811. The 100,000,000 shares were valued as of the closing price on October 18, 2010 of $.0029 resulting in a value of $290,000. The shares were not issued until January 2011 and thus have been recorded as stock payable at December 31, 2010. The warrants were valued using the Black-Scholes pricing model using a one year term, 231% volatility and a .23% risk free rate. The total value of the warrants is $420,811 and recorded in additional paid in capital. See Note 4 for further information regarding the purchase price allocation.

·	During the last quarter of 2010, the Company received cash in the amount of $313,500 for prepaid stock subscriptions at $0.0025. On January 11, 2011, the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.05 per share to satisfy the subscriptions.

·	On December 15, 2010, the Company settled $47,500 in accounts payable through the execution of a subscription to issue 19,000,000 shares of stock at $.0025. The fair value was based on private subscriptions as the settlement was finalized concurrent with the sale of stock to private investors. The shares were not issued as of December 31, 2010 and consequently have been recorded as stock payable.

NOTE 7.                      STOCKHOLDERS’ EQUITY (Cont.)

·	On January 11, 2011 the Company issued 125,400,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for $0.0025 per share for $313,500 cash. The Company entered into various transactions to issue equivalent units of one common stock and one 12 month purchase warrant exercisable at $0.005 during the quarter.

·	On January 11, 2011 the Company settled $47,500 in accounts payable through the issuance of 19,000,000 units at $0.0025 with each unit consisting of one common share and one 12 month warrant exercisable at $0.005.

·	On January 11, 2011 the Company issued 18,779,960 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $44,861.

·	On January 11, 2011 the Company issued 4,000,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $10,000.

·	On January 11, 2011 the Company issued 15,440,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $38,600 to accounts payable due to a related party.

·	On January 11, 2011 the Company issued 2,500,000 units consisting of one common share and one 12 month warrant exercisable at $0.005 for total consideration of $6,250 of consulting services.

·	On February 24, 2011 the Company issued 10,000,000 shares of common stock valued at $0.0025 per share or $25,000 for consulting services recorded in exploration expense.

·	On May 3, 2011 the Company issued 1,000,000 shares of common stock for $5,000 cash in the exercise of 1,000,000 warrants.

·	On June 22, 2011, the Company issued 13,300,000 units consisting of one common share and one 12 month warrant with 13,000,000 warrants exercisable at $0.005 and 300,000 warrants exercisable at $0.0075 per share as incentive to enter into note payable agreements. The shares were valued at $34,550.

·	On June 22, 2011, the Company issued 7,714,285 units for $27,000 cash consisting of one common share and one 12 month warrant exercisable at $0.006.

·	On June 22, 2011, the Company issued 1,200,000 units for $3,000 cash at $0.025 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 and 27,928,567 units for $97,750 cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.006.

·	On June 22, 2011, the Company issued 100,000,000 units at $0.0035 for $350,000 cash with each unit consisting of one common share and one 12 month warrant exercisable at$0.007 per share. Upon exercise each original warrant will be issued an incentive warrant if exercised within seven months. The number of incentive warrants issued for each original warrant exercised will decrease to 80%, 70%, 60%, 50%, and 40% if exercised on the 8th, 9th, 10th, 11th or 12th month respectively. Incentive warrants will be exercisable at a 30% discount of the preceding five day average price per share.

·	On June 22, 2011, the Company issued 900,000 units consisting of one share of common stock and one 12 month warrant exercisable at $0.0075 per share, as incentive to enter into various loan agreements. The units were valued at $3,350 based on the $0.0035 unit price from subscriptions sold for cash in the same period.

NOTE 7.                      STOCKHOLDERS’ EQUITY (Cont.)

·	During the third quarter of 2011, the Company issued 10,000,000 common shares at $0.0025 for $25,000 cash and 8,000,000 common shares at $0.005 for $40,000 cash for the exercise of warrants.

·	During the third quarter of 2011, the Company issued 3,000,000 common shares for various services. These shares were valued at $10,500 based on the $0.0035 cash subscription price for shares sold during the same period.

·	During the third quarter 2011, 10,357,142 units were issued for $36,250 cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share.

·	On July 30, 2011, the Company issued 22,000,000 units to settle $52,500 of debt and $16,500 accumulated interest. Each unit consists of one common share and one 12 month warrant with 14,000,000 exercisable at $0.0075 and 8,000,000 exercisable at $0.005 per share.

·	On September 26, 2011, the Company issued 7,000,000 units to settle $17,500 of debt and $7,000 accumulated interest. Each unit consists of one common share and one 12 month warrant exercisable at $0.0075 per share.

·	On September 30, 2011, the Company issued 1,428,571 units were issued for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.007 per share.

·	On September 30, 2011, 5,000,000 common shares were issued for cash in the exercise of warrants at $0.0025 per share.

·	On September 30, 2011, the Company issued 4,500,000 shares for consulting services at $0.0035 per share.

·	On September 30, 2011, 6,000,000 units were issued for consulting services at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 per share.

·	On December 17, 2011 the Company issued 2,000,000 common shares for cash in the exercise of warrants at $0.005 per share.

·	During December 2011, the Company issued 22,299,998 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant with 14,642,855 exercisable at $0.005.

·	During December 2011, the Company issued 5,900,000 shares in the exercise of warrants at $0.0025 per share.

·	During December 2011, the Company issued 1,500,000 common shares in the exercise of warrants at $0.025 per share and 14,800,000 common shares in the exercise of warrants at $0.005 per share.

·	During December 2011, the Company issued 40,571,428 units at $0.0035 to settle debt with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005.

·	During the first quarter of 2012, the Company issued 36,100,000 shares in the exercise of warrants at $0.0025 per share and 4,000,000 shares in the exercise of warrants at $0.005 per share.

·	During the first quarter of 2012, the Company issued 2,428,570 units for cash at $0.0035 per unit, with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.007 per share

NOTE 7.                      STOCKHOLDERS’ EQUITY (Cont.)

·	During the first quarter of 2012, the Company issued 6,000,000 units at $0.0025 per share for consulting services with each unit consisting of one common share and one 12 month share purchase warrant exercisable at $0.005 per share.

·	During the second quarter of 2012, the Company issued 7,592,857 units for cash at $0.0035 per unit with each unit consisting of one common share and one 12 month share purchase warrant. Of the warrants issued 7,142,857 are exercisable at $0.007 and 450,000 are exercisable at $0.005 per share.

Contributed Capital

·	During the year ended 2004, an officer donated services valued at $401 which was treated as contributed capital.

·	During the year ended 2005, an officer donated services valued at $938 which was treated as contributed capital.

·	During the year ended 2006, an officer donated services valued at $1,959 which was treated as contributed capital.

·	During the year ended 2009, an officer donated services valued at $1,010 which was treated as contributed capital.

·	During the quarter ended March 31, 2010, an officer paid expenses on behalf of the Company valued at $4,000 which was treated as contributed capital.

·	During the quarter ended June 30, 2010, an officer paid expenses on behalf of the Company valued at $4,960 which was treated as contributed capital.

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

SUNERGY, INC.

By: /s/ Larry M. Bigler Larry M. Bigler Interim President (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) and Director

Dated: November 26, 2012

