Form 10-K
period 2012-12-31
SUNERGY INC
filed 2013-04-16
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2012 was $15,021,291 based on a $0.0085 closing price per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,860,788,893 as of  April 1, 2013

TABLE OF CONTENTS

PART I	1
Item 1. Business	2
Item 1A. Risk Factors	12
Item 1B. Unresolved Staff Comments	17
Item 2. Properties	17
Item 3. Legal Proceedings	18
Item 4. (Removed and Reserved)	18

PART II	18
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6. Selected Financial Data	19
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	24
Item 8. Financial Statements and Supplementary Data	25
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	40
Item 9A(T). Controls and Procedures	40
Item 9B. Other Information	42

PART III	42
Item 10. Directors, Executive Officers and Corporate Governance	57
Item 11. Executive Compensation	45
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13. Certain Relationships and Related Transactions, and Director Independence	47
Item 14. Principal Accounting Fees and Services	47

PART IV	48
Item 15. Exhibits, Financial Statement Schedules	48

SIGNATURES	49

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

Our Current Business

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Ghana, and Sierra Leone West Africa. Our 150 sq.km. Nyinahin mining concession in Ghana and the 140 sq. km. Pampana River mining concession in Sierra Leone are the focus of our immediate exploration and development activities. We are constantly evaluating additional potential properties as well with an eye to growing our portfolio. The two above projects are discussed in detail below. We are in the process of doing advanced mineralogical work on our Pampana River Project to determine the economics of mineral separation which will allow for marketability of the various rare earth’s and precious metals already discovered. We have recently shipped 27.5 tons of concentrated Black sands containing the Rare Earth Elements and some gold for a base price of $1,200/ ton with a 50/50 participation in the profit in excess of the base price, less costs associated with final recovery. This has established a base price for the REE’s material in its present form prior to specific separations. We are ready to enter into pilot plant operations to establish cash flows.

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

Alluvial Mining Status

Downstream from Nyinahin, 1.45 million ounces of gold have been produced from the Ofin River valley, more than from any other river system in Ghana. Levich (2010) stated in Sunergy’s Alluvial Gold Deposits Report, that the Ofin River Valley, within the Nyinahin Concession, has vast potential for hosting alluvial gold deposits, and that there is excellent potential for economic recovery of gold from the alluvial deposits in the Ofin River Valley within Sunergy's Nyinahin concession.

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

Potential of Birimian Meta-Sedimentary Rocks.

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

WORK AND PROSPECTING ACTIVITIES COMPLETED

Geologic Field Studies

During 2012, Sunergy mostly focused on efforts to find a Joint Venture development partner for the alluvial gold known to be contained on the concession. Budgetary constraints required Sunergy Management to curtail its exploration activities. During the 2011 exploration efforts and in the course of checking the geologic mapping, Sunergy geologists surveyed the geological features of the Concession and selected samples of rocks and soils that were collected and analyzed for gold.

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

FUTURE ACTIVITIES & PLANS

Planned Activities

During 2012, budgetary constraints limited the planned exploration activities. In 2013, Sunergy/Mikite intends to continue to focus its efforts to accelerate programs to rapidly evaluate the hard rock potential of the Nyinahin area through remote sensing, detailed geological mapping, geochemical sampling, geophysical surveying emphasizing magnetometry, and rock sampling, both during surface examination and the core drilling of geochemical and geophysical anomalies, once funds are available to do so.

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

Beginning, during the third Quarter of 2013, Sunergy/Mikite plans to test and evaluate the gold recovery potential of the Nyinahin Concession, by bulk sampling, both near existing artisan pits along the Ofin River, and excavation of new pits located on a grid, to establish continuity of mineralization, and to evaluate the depth of both overburden and the thickness of gold-bearing resources in the bedrocks. Sunergy/Mikite also plans to test the bedrock in the bottom of each pit and trench, and to selectively drill to depth, to test for gold mineralization in the underlying Precambrian rocks. The program has a planned budget of approximately $400,000.

Geochemical Prospecting Program

As part of Sunergy’s planned 2013 exploration and prospecting program, is a comprehensive geochemical sampling program. All collected samples will be analyzed by fire assay for gold at ALS laboratories in Kumasi, and selected samples may be analyzed for arsenic and/or other “pathfinder” or potentially useful elements, at ALS laboratories outside Ghana.

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

The recent discoveries of hard rock gold deposits to the east near Esaase, and other discoveries to the west of Nyinahin, indicate that a new ore deposit model exists for gold deposits entirely within the Proterozoic meta-sedimentary rocks of the West African Precambrian Shield. These deposits were formed in multiple quartz veins or quartz reefs, within the Paleoproterozoic Birimian meta-sedimentary rocks of the Kumasi Basin, far from surface exposures of Birimian meta-volcanic greenstones and/or Dix Cove (G2) plutonic granitic rocks of Belt affinity. The structures indicated on the Esaase maps and the favorable anomalous features discovered from the studies of remotely sensed Landsat data, plus the abundant alluvial gold in the Nyinahin area, indicates a high favorability that similar deposits are also located in the Birimian meta-sedimentary rocks of the Kumasi Basin that underlie the Nyinahin area.

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

Rare Earths (REE’s) were discovered on the Pampana concession during the 2009 - 2010 exploration efforts by AMS. Due diligence on the Pampana concession has shown that substantial Rare Earth Elements (REEs) are contained in the 140.1 sq. km. Pampana river concession. Assays of heavy black sand concentrates containing rare earths (REEs) showed quantities of rare earths and other valuable minerals in commercially exploitable grades. Recent assays by ALS Chemex in Sparks, Nevada identified several of these rare earths contained in the heavy black sands along with gold as follows: Lanthanum, Scandium, Thallium, Cerium, Dysprosium, Hafnium, Lutetium, Niobium, Neodymium, Praesodymium, Tantalum and Zircon.

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

Metallurgical Testing

During prospecting undertaken by AMS, samples collected from five sites along the Pampana River were sent for analysis at the ALS Chemex Laboratory in the USA. Assays of these heavy mineral concentrates including black sand proved quantities of rare earth metals and other valuable minerals such as Tantalum, Thallium, Zirconium, etc. in grades that could be considered commercially exploitable. Documented information and history on the hard rock areas within and immediately north of the AMS Pampana River prospect provide the opportunity for the Company to pursue an aggressive exploration program parallel with the planned gold and mineral sands production.

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

For the next phase of this project we would recommend sample variability testing for assessment of the gold potential. As part of this evaluation, further upgrading of the conventional table concentrate(s) with a Gemini table might be included to produce extra high-grade concentrates. If recovery of the other components is of interest, the material, preferably a composite, would be processed by the procedure.

As recommended, we began the following procedure of Phase 1 in April of 2012:

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

2012 Exploration and Operations Activities

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

GOLD CONTENT IN THE CONCESSION

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

Other Relevant Data and Information

Development of the prospect area can occur in two phases: phase one will define both alluvial and lode reserves for mining; phase 2 will be its reserve development and commercial mining program. Testing and existing data indicate gold concentrations ranging from 1 to 18 grams per ton of material. Fire assays conducted in Freetown by AMS show the gold purity at 89%. Assays of black sand concentrates proved quantities of rare earth metals and other valuable minerals in commercially exploitable grades. Of particular interest are the values of the ten of the lanthanide elements, as well as thorium, tantalum, yttrium, zirconium and chromium. These sands are consistent and verified in the river channel and along the banks and benches. Based on earlier exploration programs, AMS geologists estimate 50kg/tonne rich black sands easily recoverable by dredging and land-based mining, suggesting the likelihood of highly profitable and immediate placer mining. Inspection of artisanal mining and prospecting sites within the license area show black sands throughout the claim.

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

Once cash flow is established from the proposed pilot plant operation, an aggressive first phase drilling program will be designed to thoroughly test the mineralization and permit the estimation of a preliminary resource on our Yirisen target. It is considered that the Yirisen target represents a potentially significant gold deposit in terms of size and grade, and that further gold targets are likely to exist within Pampana due to the favorable geological and structural setting.

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

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.  During the mining season in Sierra Leone, we typically employ in excess of 50 local people.

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

.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Executive Offices

Our executive office is located at 14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, Arizona, 85260.  We rent an executive suite at a cost of $99 per month.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets(1) (2) (3)

Quarter Ended	High	Low
December 31, 2012	$0.0020	$0.0015
September 30, 2012	$0.0021	$0.0017
June 30, 2012	$0.0085	$0.0075
March 31, 2012	$0.0063	$0.0060
December 31, 2011	$0.0085	$0.0060
September 30, 2011	$0.0140	$0.0110
June 30, 2011	$0.0230	$0.0070
March 31, 2011	$0.0165	$0.0037

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

On April 15, 2013, our shareholders' list showed 124 registered shareholders and 1,810,727,915 common shares of stock outstanding of which 1,025,000,000 were considered free trading.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2012.

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

During December 2011, the Company issued 1,500,000 common shares in the exercise of warrants at $0.0025 per share and 14,800,000 common shares in the exercise of warrants at $0.005 per share.

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

During the third quarter of 2012, the Company issued 5,000,000 shares at $0.0025 per share to Alex Johnston of Atech Consulting Inc and 5,000,000 shares at $0.0025 to Micaddan for consulting services rendered to the company.  All equity awards have been fully earned in accordance with their respective agreements.

During the fourth quarter of 2012, the Company issued 2,000,00 shares at $0.0025 as an inducement to enter a short-term commercial loan arrangement; the Company issued 21,445,800 shares at $0.0025 to a predecessor executive to settle amounts outstanding; the Company issued 5,000,000 shares at $0.0025 to settle $12,500 of outstanding notes payable; the Company issued 10,000,000 shares for consulting services to be rendered to the company.

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

Nyinahin Concession, Ghana:

We have commenced the exploration stage of our operations on Nyinahin but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production. This year’s exploration is designed to confirm initial discoveries of gold on our concession contained in a report that accompanied the purchase of the property. A budget of $400,000 was committed to further this sampling program, but budgetary constraints curtailed or 2012 efforts. Once funds are available to further our exploration activities we will pursue further testing. The results of earlier exploration efforts indicate further exploration involving geochemical and geophysical work which, if successful, should set the stage for drilling in the bedrock that is a direct extension of the Keegan Esaase-Jeni Project. .

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

Sunergy, Inc acquired 100% of Allied Mining and Supply, LLC. Allied’s 140 sq. km. property is in the heart of one of Sierra Leone’s richest alluvial gold mining fields, South of the Sula Mountains in the Greenstone belt on the North Pampana River, around 120 miles east of the capital, Freetown. With gold over $1,700 per ounce, high tonnage alluvial mining is extremely attractive. Assay results from a recent sampling program reveal widespread and commercially minable alluvial deposits of Rare Earth and transition metals in addition to gold values.

When we purchased the Pampana River concession Allied Mining and Supply had been conducting exploration there for two years and had laid out a program to exploit the newly discovered rare earth elements in the heavy mineral sands that exist in association with the gold. To further that program, we contracted to purchase approximately $200,000 worth of dredges and associated support equipment to deploy on the Pampana River directly to establish our ability to recover the gold and other valuable minerals, commonly referred to as rare earth elements (REE), associated with the heavy mineral sands (HMS).

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

Sunergy obtained a NI 43-101 Technical Report prepared by a prior owner of the concession on the Pampana North section of the prospect that states the property “... is a property of merit and should receive continued exploration efforts” and that “the northeastern portion of the mining property contains a known bedrock gold vein potential, which is 1,200 feet long, and located 9 km from the Yirisen gold deposit. (Past geological studies have indicated that Yirisen is one of the largest gold vein deposits in Sierra Leone.)”.

Historical reports indicate recoverable alluvial gold on the Pampana North section (40.1 sq/km or 28% of concession area) at over 500,000 oz. with average grades of 0.12 ounces per ton qualifying as superior grade deposits as defined by the US Bureau of Mines. The Company was also granted a boundary modification by the Sierra Leone Mines Ministry to include an adjacent 100 square kilometers immediately on the other side of the river. This adds an additional 72% land area in which recent testing has shown apparent continuity of gold and Rare Earths. The heavy sands containing the REE’s are consistent and verified in the river channel and along the banks and benches. Sunergy local geologists estimate 50kg./tonne rich black sands (REE’s) easily recoverable by dredging and land-based mining suggesting the likelihood of highly profitable and immediate alluvial mining. Inspection of artisanal mining and prospecting sites within the license area show REE rich black sands throughout the claims.

Scott Plummer, RMS Ross President and Sunergy Advisory Board Member says : “The black sands (REE’s) are quite probably worth as much or more as the free gold, especially since an average of 14g/ton of gold is still contained in the black sands(REE’s) concentrate after the free gold has been recovered”.

Mr Wilfred Ullrich, Sunergy’s Operations Manager in Sierra Leone, regarding the recent Sunergy Gold/Black Sands (REE’s) sampling program, says: "The Sunergy concession incorporates approximately 38 river km. The black sand (REE’s) deposit in the river, starts from the center of the river and extends approximately 1km east and west. The area, designated as the "strip", has an average of 3.5 kilos of black sand (REE’s) per square meter, extending to the bedrock. Overburden ranges from 0 to 7 meters. In addition to the known mineralized material that is within the 200 meter wide strip of river, there is an additional kilometer on each side of the strip which is also very rich in black sand. We have samples from all over the concession and have the analysis from the concession northeast of us."

Testing and existing data indicate gold concentrations ranging from 1 to 18 grams per tonne of material. Fire assays conducted in Freetown by the Company show the gold purity at 94%. Assays of black sand concentrates, showed quantities of rare earth metals and other valuable minerals in commercially exploitable grades. Assays by ALS Chemex in Sparks, Nevada identified several of these rare earths contained in the black sands with gold as follows: Lanthanum, Scandium, Thallium, Cerium, Dysprosium, Hafnium, Lutetium, Niobium, Neodymium, Praesodymium, Tantalum and Zircon.

A report dated August 22, 2012 from Hazen Research in Colorado in part states as follows: “An initial microscopic examination of the Stockpile sample showed major ilmenite, zircon, and subordinate monazite and quartz.”

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

Based on the Hazen Report recommendations, Sunergy will begin a gold recovery program from the recovered composite black sands which contain both freely occurring and contained gold along with substantial Rare Earth elements (REES). Phase 1 will require a commercial pilot plant that will focus initially on the recovery of the gold along with zircon and titanium

Sunergy is committed to purchase a professionally designed commercial pilot plant with field smelting capacity to enable recovery of free and contained gold along with the contained zircon and ilmenite. Sunergy will reserve 25% of the gold recovered beginning in mid 2013 to guarantee anticipated future Gold Debenture issuances to finance growth through expanded gold and REES recovery operations. The Pilot Plant is designed to add modular elements for growth without having to replace the initial equipment. Growth is enabled at minimum future capital expenditure.

Sunergy will commence dredging operations within 30 days of funding and will stockpile recovered black sand material until the pilot Plant is operational. Within 120 days of funding, SNEY will begin mechanized gold recovery operations on the newly recovered and already stockpiled black sands concentrate currently at our secure compound in Sierra Leone.

Due to the complex nature and broad range of apparent minerals of the Pampana sands, additional mineralogy is required in order to prove their full mineralogical and elemental content, and to accurately describe the economical value and overall potential of the Allied EXPL.

Markets for the variety of recoverable mineral fractions are actively being investigated with the goal of securing off-take agreements in the near term. On December 28, 2012 we sold and delivered an initial shipment of 27.5 tons of Pampana Black sands containing both Gold and Rare Earth Elements to a substantial Sierra Leone private Company for further processing and ultimate disposition. The terms of the transaction provide for a base payment to Sunergy of $1,200/ton FOB Sierra Leone, with a 50/50 split on the final price received above $1,200. The results of the Hazen Report received in August 2012 demonstrated that the Sands contained gold, titanium, zircon, tantalum and niobium and other Rare Earth Elements (See “Hazen Report” at www.sunergygold.com on home page). Further processing of the sands by the buyer could result in additional revenue for our Company in the near future from this shipment.

This transaction establishes the minimum price/ton of unrefined black sand concentrates (Base Price), which enables the Company to more accurately plan for the Pilot Plant operation to be started in the near future. Results of this initial shipment of a portion of our stockpiled material will provide valuable additional information regarding advanced recovery methods geared to recovering more marketable elements which can also be separated by adding circuits to the Pilot Plant. This work is being done at no out of pocket cost to the Company, except a profit share above the base price.

The size of this shipment is an amount that will provide more accurate actual recovery information than a small laboratory sample. It will also allow several tests to determine the most efficient means for economic recovery of the discreet materials that may be commercially marketable. This will enable us to determine what equipment is most useful to support our Phase 1 operation which could produce between 800-1,000 tons/ month.

Our work in 2012 consisted of some additional sampling and testing on the Pampana concession, laboratory testing to determine the content of the black sand material and how to recover it in discrete marketable products and identifying and developing available markets for these products. The gold is readily saleable at spot on a daily basis, but will be sent to a refinery prior to sale. For 2013 we will implement what we have learned through the establishment of a commercial pilot plant operation on the 140.1 sq. km. Pampana River concession. Our equipment will be able to handle up to 4 tons/hour and could process up to 2,400 tons of material/month. This year's operations will generate new material that will be added to our existing stockpile in preparation for Pilot Plant operations. We intend to expand our stockpile significantly prior to start-up of the pilot plant in order to optimize operating efficiency for a better and more representative economic result. Cash flow should begin in Q1 and 2 of 2013 and grow over the balance of the operating season and into years 2-5. The company will also be developing resources through systematic sampling and testing along the river and its benches which will set the stage for potential off-take agreements for the REEs.

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

Operations for Year Ended December 31, 2012 and 2011 as follows:

	Year Ended
	December 31,
	2012	2011
Revenue	$-	$-
Operating Expenses	947,644	1,201,916
Interest Expense	426,300	265,490
Net Loss	$1,373,944	$1,467,406

Expenses

Our operating expenses for the year ended December 31, 2012 and December 31, 2011 are outlined in the table below:

	Year Ended
	December 31,
	2012	2011
General and administrative	$259,382	$225,763
Depreciation	52,603	38,007
Management salary	89,196	141,000
Professional fees	366,128	262,298
Exploration costs	180,335	534,848

Operating expenses for the year ended December 31, 2012, decreased by approximately 23% as compared to the comparative period in 2011 primarily as a result of decreased available funding to expand exploration costs as previously anticipated. Management Salary costs decreased substantially due to our change within the executive leadership team from the start of the year. Exploration costs decreased substantially due to a substantial decreased in funding during the year. We anticipate a substantial increase in exploration and development costs for the next twelve months dependent upon obtaining funding. With over 40 KM of river on our concession, future exploration designed to develop resources and reserves will be undertaken limited only by our future financial capabilities.

Revenue

We did not earn any revenues during the year ended December 31, 2012 or since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions. We have not concluded the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements, however, from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

Working Capital
	2012	2011	Change
Current Assets	$22,699	$85,515	$(62,816)
Current Liabilities	873,884	544,576	329,308
Working Capital (deficit)	$(851,185)	$(459,061)	$(392,124)

Cash Flows

	Year Ended
	December 31,
	2012	2011
Net Cash (used) in Operating Activities	$(340,635)	$(761,112)
Net Cash (used) in Investing Activities	(2,500)	(210,759)
Net Cash Provided by Financing Activities	258,071	960,135
Increase/(decrease) in Cash During the Period	$(85,064)	$(11,736)

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

While we have 1,025,000,000 shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy).  The fair value of the unregistered and restricted shares issued from December 13, 2010 through the present as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.   We made this determination based upon the significant liquidity restrictions placed upon our unregistered restricted equity instruments since December 13, 2010 with the issuance of the Caveat Emptor  For additional specific discussion related to these restrictions, see Item – 1A Risk Factors.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

   Sunergy, Inc. (an exploration stage company)

We have audited the accompanying consolidated balance sheet of Sunergy, Inc. (“Company”; an exploration stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (January 28, 2003) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunergy, Inc. (an exploration stage company) as of December 31, 2012 and 2011, and the results of its consolidated operations and cash flows for the years then ended and inception to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ingenium Accounting Associates

Reno, Nevada

April 16, 2013

SUNERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$451	$85,515
Prepaid expenses	22,248	–

Total current assets	22,699	85,515

Long-term assets
Exploratory properties	1,753,497	1,753,497
Property and equipment, net	174,904	225,007

Total long-term assets	1,928,401	1,978,504

Total assets	$1,951,100	$2,064,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable, current portion	$100,585	$65,585
Accounts payable and accrued liabilities	315,623	205,089
Accrued interest	317,700	101,700
Accounts payable to related parties	139,976	172,202

Total current liabilities	873,884	544,576

Total liabilities	873,884	544,576

Commitments and Contingencies

Stockholders' equity
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on December 31, 2012 and December 31, 2011 is 1,852,288,983 and 1,557,717,831 respectively	1,852,290	1,557,718

Additional paid-in capital	4,425,047	3,787,902
Accumulated deficit during exploration stage	(5,200,121)	(3,826,177)

Total stockholders' equity	1,077,216	1,519,443

Total liabilities and stockholders' equity	$1,951,100	$2,064,019

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			January 28, 2003
			(Inception)
	Year Ended December 31,		to December 31,
	2012	2011	2012
Revenue	$–	$–	$–

Operating expenses
Depreciation and amortization	52,603	38,007	90,610
General and administrative	259,382	225,763	719,183
Management salary	89,196	141,000	751,696
Exploration and development	180,335	534,848	861,792
Professional fees	366,128	262,298	1,013,345

Total expenses	947,644	1,201,916	3,436,626

(Loss) from operations	(947,644)	(1,201,916)	(3,436,626)

Other income (expenses)
Interest expense	(262,819)	(265,490)	(1,600,014)
Financing costs	(163,481)		(163,481)

(Loss) before income taxes	(1,373,944)	(1,467,406)	(5,200,120)

Provision for income taxes	–	–	–

Net (loss)	$(1,373,944)	$(1,467,406)	$(5,200,120)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	1,697,173,852	1,361,932,928

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

 Consolidated Statement of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
					During the
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	Payable	Stage	Equity
Balance at inception, January 28, 2003	–	$–	$–	$–	$–	$–
Common shares issued for cash	500,000,000	500,000	-490000)	–	–	10,000
Common shares issued for cash	6,975,000	6,975	6,975	–	–	13,950
Net Loss	–	–	–	–	-30,313)	(30,313)

Balance, December 31, 2003	506,975,000	506,975	(483,025)	–	-30,313)	(6,363)
Contributed Capital	–	–	401	–	–	401
Net Loss	–	–	–	–	(41,362)	(41,362)

Balance, December 31, 2004	506,975,000	506,975	(482,624)	–	(71,675)	(47,324)
Contributed Capital	–	–	938	–	–	938
Net Loss	–	–	–	–	(26,093)	(26,093)

Balance, December 31, 2005	506,975,000	506,975	(481,686)	–	(97,768)	(72,479)
Contributed Capital	–	–	1,959	–	–	1,959
Net Loss	–	–	–	–	(39,746)	(39,746)

Balance, December 31, 2006	506,975,000	506,975	(479,727)	–	(137,514)	(110,266)
Net Loss	–	–	–	–	(55,103)	(55,103)

Balance, December 31, 2007	506,975,000	506,975	(479,727)	–	(192,617)	(165,369)
Common shares issued for cash	6,000,000	6,000	144,000	–	–	150,000
Common shares issued to acquire mineral property	20,000,000	20,000	480,000	–	–	500,000
Common shares subscribed	–	–	–	5,000	–	5,000
Net Loss	–	–	–	–	(98,445)	(98,445)

Balance, December 31, 2008	532,975,000	532,975	144,273	5,000	(291,062)	391,186
Common shares subscribed	–	–	–	138,400	–	138,400
Common shares issued for services	5,000,000	5,000	195,000	–	–	200,000
Contributed Capital	–	–	1,010	–	–	1,010
Net Loss	–	–	–	–	(332,741)	(332,741)

Balance, December 31, 2009	537,975,000	537,975	340,283	143,400	(623,803)	397,855
Contributed Capital	–	–	8,960	–	–	8,960
Common shares issued for services	20,000,000	20,000	110,000	–	–	130,000
Common shares issued to settle debt	75,000,000	75,000	357,500	–	–	432,500
Common shares issued for subscriptions	40,992,880	40,993	102,407	(143,400)	–	–
Common shares issued for services	25,000,000	25,000	142,500	–	–	167,500
Common shares issued to settle debt	39,980,000	39,980	135,810	–	–	175,790
Common shares issued to settle debt	14,700,000	14,700	44,100	–	–	58,800
Common shares issued to settle debt	17,650,000	17,650	52,950	–	–	70,600
Common shares issued to settle debt	150,000,000	150,000	574,000	–	–	724,000
Common shares issued for services	10,800,000	10,800	32,400	–	–	43,200
Common shares issued to settle debt	14,100,000	14,100	197,401	–	–	211,501
Common shares and warrants issued to acquire exploration property and assets	–	–	420,811	–	–	420,811
Common shares subscribed	–	–	–	313,500	–	313,500
Common shares to be issued to settle debt	–	–	–	47,500	–	47,500
Common shares to be issued for services	–	–	–	53,861	–	53,861
Common shares and warrants issued to acquire exploration property and assets	100,000,000	100,000	190,000	–	–	290,000
Net Loss	–	–	–	–	(1,734,968)	(1,734,968)

SUNERGY, INC.

(An Exploration Stage Company)

 Consolidated Statement of Stockholders' Equity (Deficit)

(continued)

					Deficit
					Accumulated
					During the
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	Payable	Stage	Equity

Balance, December 31, 2010	1,046,197,880	1,046,198	2,709,122	414,861	(2,358,771)	1,811,410

Common shares and warrants issued to payable	125,400,000	125,400	188,100	(313,500)	–	–
Common shares issued to settle debt	19,000,000	19,000	28,500	(47,500)	–	–
Common shares issued for services	18,779,960	18,780	28,170	(43,861)	–	3,089
Common shares issued for services	4,000,000	4,000	6,000	(10,000)	–	–
Common shares issued to settle operational advances	15,440,000	15,440	23,160	–	–	38,600
Common shares issued for services	2,500,000	2,500	3,750	–	–	6,250
Common shares issued for services	10,000,000	10,000	15,000	–	–	25,000
Common shares issued for exercise of warrants	1,000,000	1,000	4,000	–	–	5,000
Common shares issued for financing costs	13,300,000	13,300	21,250	–	–	34,550
Common shares and warrants issued for cash	7,714,285	7,714	19,286	–	–	27,000
Common shares and warrants issued for cash	1,200,000	1,200	1,800	–	–	3,000
Common shares and warrants issued for cash	27,928,567	27,929	69,821	–	–	97,750
Common shares and warrants issued for cash	100,000,000	100,000	250,000	–	–	350,000
Common shares issued for financing costs	900,000	900	2,250	–	–	3,150
Common shares issued for exercise of warrants	18,000,000	18,000	47,000	–	–	65,000
Common shares issued for services	3,000,000	3,000	7,500	–	–	10,500
Common shares and warrants issued for cash	10,357,142	10,357	25,893	–	–	36,250
Common shares and warrants issued to settle debt	22,000,000	22,000	47,000	–	–	69,000
Common shares and warrants issued to settle debt	7,000,000	7,000	17,500	–	–	24,500
Common shares and warrants issued for cash	1,428,571	1,429	3,571	–	–	5,000
Common shares issued for warrant exercise	5,000,000	5,000	7,500	–	–	12,500
Common shares issued for services	4,500,000	4,500	11,250	–	–	15,750
Common shares and warrants issued for services	6,000,000	6,000	15,000	–	–	21,000
Common shares issued for warrant exercise	2,000,000	2,000	8,000	–	–	10,000
Common shares issued for cash	28,199,998	28,200	64,600	–	–	92,800
Common shares issued for warrant exercise	16,300,000	16,300	61,450	–	–	77,750
Common shares and warrants issued to settle debt	40,571,428	40,571	101,429	–	–	142,000
Net Loss	–	–	–	–	(1,467,406)	(1,467,406)

Balance, December 31, 2011	1,557,717,831	1,557,718	3,787,902	–	(3,826,177)	1,519,443

Common shares issued for cash	14,992,854	14,993	36,282			51,275
Common shares issued for services	6,000,000	6,000	9,000			15,000
Change in value of previously issued warrants on modification			160,281			160,281
Common shares issued for cash	35,599,998	35,600	66,114			101,714
Common shares issued for services	18,500,000	18,500	27,750			46,250
Common shares and warrants issued to settle debt	134,400,000	134,400	201,600			336,000
Common shares issued for cash	12,632,500	12,633	27,449			40,082
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued to settle debt	24,000,000	24,000	36,000			60,000
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued for financing costs	2,000,000	2,000	3,000			5,000
Common shares issued to settle debt	21,445,800	21,446	32,169			53,615
Common shares issued to settle debt	5,000,000	5,000	7,500			12,500
Common shares issued for services	10,000,000	10,000	15,000			25,000
Net (Loss)					(1,373,944)
Total comprehensive income (loss)	–	–	–	–		(1,373,944)

Balance, December 31, 2012	1,852,288,983	$1,852,290	$4,425,047	$–	$(5,200,121)	$1,077,216

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	Year Ended		January 28, 2003
	December 31,		to December 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	(1,373,944)	$(1,467,406)	$(5,200,121)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	52,603	38,007	90,610
Stock based compensation	90,001	120,188	550,890
Non cash interest expense	–	82,700	1,116,327
Incentive shares	165,281	–	165,281
Changes in assets and liabilities	–
(Decrease) / increase in prepaid expense	(1,000)	199,000
Increase in related party accounts payable	357,389	88,211	529,591
Increase in accounts payable and accruals	110,536	197,488	526,324
Increase in accrued interest	258,500	179,700	438,200
NET CASH USED FOR OPERATING ACTIVITIES	(340,635)	(761,112)	(1,583,899)
INVESTMENT ACTIVITIES
Acquisition of property and equipment	(2,500)	(210,759)	(278,013)
Cash acquired through acquisition of subsidiary	–	–	39
CASH USED FOR INVESTMENT ACTIVITIES	(2,500)	(210,759)	(277,974)
FINANCING ACTIVITIES
Proceeds from sale of common stock	193,071	782,050	1,605,971
Proceeds from notes payable	65,000	210,000	275,000
Repayment of related party notes	–	(31,915)	(31,915)
Contributed capital	–	–	13,268
CASH PROVIDED BY FINANCING ACTIVITIES	258,071	960,135	1,862,324
Net increase/(decrease) in cash	(85,064)	(11,736)	451
Cash and cash equivalents, beginning of period	85,515	97,251	–
CASH AND CASH EQUIVALENTS, END OF PERIOD	$451	$85,515	$451
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$–	$–	$–
Income taxes	$–	$–	$–
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Shares issued to settle debt	$30,000	$157,500	$971,624
Shares issued to settle accrued interest	$–
Debt issued to acquire assets	$–	$–	$487,500
Stock issued to acquire assets	$–	$–	$500,000
Assets acquired through acquisition of subsidiary	$–	$–	$753,497
Liabilities assumed through acquisition of subsidiary	$–	$–	$42,725
Shares issued to acquire subsidiary	$–	$–	$290,000
Warrants issued to acquire subsidiary	$–	$–	$420,811

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2012

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

Loss per Share

The Company computes net loss per share in accordance US GAAP. This requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. All periods presented reflect net losses, therefore, all instruments convertible to common shares are considered anti-dilutive.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements carrying values and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required. Judgments and interpretation of statutes are inherent in this process. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

For previously taken tax positions considered to be uncertain, the Company prescribes a recognition threshold and measurement attribute.  In the event certain tax positions do not meet the appropriate recognition threshold, de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions is required.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With limited exception, the Company is no longer subject to U.S. federal, state and local tax audits by taxing authorities for years before 2005.

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

While we have 1,025,000,000 shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy).  The fair value of the unregistered and restricted shares issued from December 13, 2010 through the present as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.   We made this determination based upon the significant liquidity restrictions placed upon our unregistered restricted equity instruments since December 13, 2010.   For additional specific discussion related to these restrictions, see Item – 1A Risk Factors.

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

Mineral Property Costs

Mineral property acquisition costs are capitalized. Exploration and development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. The Company calculates estimates of reclamation liabilities based on current laws and regulations and the expected undiscounted future cash flows to be incurred in reclaiming, restoring, and closing of operating mine sites. US GAAP requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. It further requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it when a recoverable asset (long-lived asset) can be realized.

Property, Plant and Equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful life for property and equipment held at December 31, 2012 and 2011 is five years.

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

NOTE 4.                      PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Exploration equipment	$247,260	$247,260
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	2,254
Subtotal	$265,5143	$263,014
Less accumulated depreciation	(90,609)	(38,007)
Property, and equipment - net	$174,904	$225,007

NOTE 5.                      MINERAL PROPERTIES

Nyinahin Mining Concession

Through its wholly-owned subsidiary, Mikite Gold Resources Limited, the Company holds a 100% interest in a mineral concession located in the Ashanti region of Ghana, known as the Nyinahin concession.  The Company acquired the concession for total consideration of $1,000,000 in 2008.

As of December 31, 2012 the Company has not identified any proven or probable reserves within the Nyinahin Concession, correspondingly, all exploration activities since the acquisition have been expensed.

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

As of December 31, 2012 the Company has not identified any proven or probable reserves within the Pampana River Concession, correspondingly, all exploration activities since the acquisition have been expensed.

NOTE 6.                      STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 3,750,000,000 common shares with a par value of $0.001 per share at December 31, 2012.

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

On June 22, 2011, the Company issued 1,200,000 units for $3,000 cash at $0.0025 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.005 and 27,928,567 units for $97,750 cash at $0.0035 per unit with each unit consisting of one common share and one 12 month warrant exercisable at $0.006.

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

During the third quarter of 2012, the Company issued 1,232,500 shares for cash of $3,082 for the exercise of warrants at $0.0025.

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

During the third quarter of 2012, the Company issued 5,000,000 shares at $0.0025 per share to Alex Johnston of Atech Consulting Inc. and 5,000,000 shares at $0.0025 to Micaddan for consulting services rendered to the company.  All equity awards have been fully earned in accordance with their respective agreements.

During the fourth quarter of 2012, the Company issued 2,000,00 shares at $0.0025 as an inducement to enter a short-term commercial loan arrangement; the Company issued 21,445,800 shares at $0.0025 to a predecessor executive to settle amounts outstanding; and the Company issued 5,000,000 shares at $0.0025 to settle $12,500 of outstanding notes payable.

Outstanding Warrants

On December 31, 2012 the Company had warrants outstanding for the purchase of an aggregate of 347,092,849 shares of its common stock, which are summarized in the table below:

Warrants	Exercise	Expiration
Outstanding	Price	Date
10,357,142	0.007	31-Jan-13
6,450,000	0.005	20-Mar-13
3,857,141	0.007	31-Mar-13
7,142,857	0.007	10-Apr-13
21,000,000	0.0075	30-May-13
16,571,428	0.005	30-May-13
215,071,428	0.005	23-Jun-13
5,999,998	0.007	23-Jun-13
14,642,855	0.005	31-Jul-13
10,000,000	0.006	27-Jul-13
5,000,000	0.005	31-Aug-13
24,000,000	0.005	31-Aug-13
2,000,000	0.005	30-Nov-13
5,000,000	0.005	15-Aug-13
347,092,849

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2010	200,000,000	–	0.00375
Plus: Warrants Issued	451,719,951	100,000,000	0.0057
Less: Warrants Exercised	(59,400,000)	–
Less: Warrants Expired	–	–	–
Total Warrants outstanding at December 31, 2011	592,319,951	100,000,000	0.0050
Plus: Warrants Issued	296,935,710	–	0.0056
Less: Warrants Exercised	(62,318,214)	–	0.0038
Less: Warrants Expired	(379,844,598)	(100,000,000)	0.0051
Total Warrants outstanding at December 31, 2012	347,092,849	–	0.0053

NOTE 7.                      NOTES PAYABLE

During the year ended December 31, 2012, we issued 24,000,000 shares to settle notes payable of $17,500 with a corresponding accrued interest of $42,500. In addition, we received $50,000 under a short-term commercial agreement. The notes consisted of $50,000 in loans and $10,000 in the form of original discount maturity. As an incentive for the note holder, we also issued 2,000,000 units with each unit consisting of one restricted share of common stock and one 12 month share purchase warrant valued at $5,000 and recorded as financing cost.

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

As of December 31, 2012, the Company was in default on $48,085 of the $100,585 of outstanding notes payable.  The Company accrues interests on these notes currently in default at rates ranging from $100 to $500 per day.  As of December 31, 2012 the Company had accrued interest of $317,700 related to the default on outstanding notes payable.

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

A summary of the outstanding balance for the periods ended December 30, 2012 and December 31, 2011 follows:

	December 31,	December 31,
	2012	2011
Notes Payable	$118,085	$255,000
Cash Payments	–	(31,915)
Equity Loan Settlements	(17,500)	(157,500)
Total Notes Payable	$100,585	$65,585

NOTE 8.                      RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the Company considers as short-term non-interest bearing operational loans and are recorded as related party accounts payable.  These expenses are incurred within the normal course of business of the Company.

The Company accrues unpaid management and director fees.  A summary of related party transactions for the years ended December 31, 2012 and 2011 follow:

	December 31,	December 31,
	2012	2011
Accounts Payable-Related Party	$139,976	$172,202

Total Related Party	$139,976	$172,202

NOTE 9.                      PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740 “Income Taxes” which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $1,330,802 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $3,802,291.  The total valuation allowance is also $1,330,802.  Details for the years ended December 31, 2012 and 2011 follow:

	December 31,	December 31,
	2012	2011
Deferred Tax Asset	$1,330,802	$847,491
Valuation Allowance	(1,300,802)	(847,491)

Income Tax Expense	$–	$–

The components of income tax expense for years ended December 31, 2012 and 2011 respectively are as follows:

	December 31,	December 31,
	2012	2011
Change in Net Operating Loss	$483,310	$572,936
Change in Valuation Allowance	(483,310)	(572,936)

Income Tax Expense	$–	$–

The differences between the statutory income tax rates computed at the U.S. federal statutory rate and our effective rate were the following:

Rate
Federal Statutory Rate	35%
Current Loss and NOL Carry Forward	-35%

Net Rate	0%

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Period	Net Operating Loss	Expiration
2003	$30,313	2023
2004	41,362	2024
2005	26,093	2025
2006	39,746	2026
2007	55,103	2027
2008	98,445	2028
2009	122,873	2029
2010	370,508	2030
2010 “True –up”	169,556	2030
2011	1,467,405	2031
2012	1,380,887	2032
Total NOL	$3,802,291

The Company has immaterial differences between book and tax income due primarily to permanent differences related to meals and entertainment and temporary differences related to depreciation on property, plant and equipment. All items of differences have been reflected in calculations of net operating losses and deferred tax assets.

The Company is in the process of filing an amended 1120 for the year ended December 31, 2011.  The main items of amendment relate to the adequacy of the reporting of the foreign subsidiaries.  The Company accrued $60,000 and $20,000 in estimated penalties included in accounts payable at December 31, 2011 and 2012 respectively in general and administrative expenses for the years then ended.  The settlement of the accrued penalties will be recognized in the period in which the facts and circumstances indicate that it is more likely than not the Company’s position will be sustained.

The Company does not currently have any uncertain tax positions.

The Company’s tax returns currently subject to audit by the Internal Revenue Service are for the periods ended December 31, 2005 and subsequent.

NOTE 10.                      SUBSEQUENT EVENTS

 On January 28, 2013, Larry Max Bigler, who was serving as Interim President and CEO since August 17, 2012, was replaced by Garret Hale as President and CEO. Mr. Bigler remains a member of the Board of Directors.

On March 15, 2013, we received a short-term commercial loan arrangement of $25,000 to further operations and general and administrative needs primarily related to completion of the annual audit for the period ending December 31, 2012. On April 13, 2013, we received an additional $14,000 related party loan from our President.

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

Item 9A(T).  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (acting as our principal executive officer) and our Chief Financial Officer (acting as our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal accounting officer, the effectiveness of our internal control over financial reporting as of December 31, 2012.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal accounting officer concluded that our internal controls over financial reporting were not effective as of December 31, 2012, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

Based on our management’s evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(i)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(ii)	There is a lack of sufficient supervision and review by our management;

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

(iv)	Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's December 31, 2012 financial statements.

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

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

(1)	We have hired outside consultants with sufficient expertise in accounting for complex US GAAP issues for our 2013 fiscal year;

(2)	We intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes, as well obtain additional oversight from our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gary Houck	Director	55	October 15, 2012
Robert A. Levich	Director	68	December 21, 2009
Larry Bigler	Director	64	August 17, 2012
Garrett Hale	President and CEO	46	January 28, 2013

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

Gary Houck – Director

With over 30 years of successful international business experience, Mr. Houck brings a wealth of leadership and management experience as the former Vice President of Sales and Marketing of Makita Power Tools, North America, where he led a sales team of over 200 people which grew the business from $90 MM to $500MM in annual sales. He also was founder and President of Chicago based, MSA LLC. His experience includes international business connections in the USA, Europe, China, Taiwan and Australia. With extensive participation on company boards, he brings an in depth understanding of strategic planning and successful business development. Sunergy looks to Gary for leadership in investor development and operational oversight.

Larry Bigler – Director

Larry Max Bigler has lived in Reno, Nevada for the past 25 years and has over 30 years of mining experience. Mr. Bigler is a practicing Certified Public Accountant with many mining clients, retail, rental and individual clients. Mr. Bigler is currently a director and chairman of the Audit Committee for General Metals (GNMT). He formerly was CFO, Vice President, and Director for Oro Nevada Resources and was instrumental in raising C$ 40 million from an initial public offering. From 1987 until 1992 he was Treasurer and Controller for Getchell Gold (formerly First Miss Gold) where he completed an initial public offering and a gold loan (150,000 oz AU). He has degrees in economics and accounting and has published many articles on mining financial issues.

Garrett Hale – President and CEO

Long term resident and leader in the Napa, California community. He is a successful business owner, entrepreneur and investor in start-up companies, who also played a major role in the initial financing of Allied Mining. Mr. Hale will assist in company financing, investor relations and will assist in operations and humanitarian activities in support of the people of Sierra Leone.

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

Audit Committee and Audit Committee Financial Expert

As of December 31, 2012, our board of directors determined that one member of our audit committee, consisting of Larry Bigler and Gary Houck, qualified as "audit committee financial experts" as defined in Item 407(d)(5)(ii) of Regulation S-K, and Gary Houck has been determined to be independent.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

(a)           our principal executive officer;

(b)           each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 ; and

(c)           up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Purnendu K. Medhi (1) Director	2011 2012	30,000 28,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	30,000 28,500
Robert A. Levich (2) Director	2011 2012	24,000 24,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	24,000 24,000
Bryan Miller, Former President, Director (3)	2011 2012	63,000 36,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	63,000 36,000
Mark Shelley, Former CFO, Director (4)	2011 2012	83,000 37,826	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	83,000 37,826
Garrett Hale, President, Director (5)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gary Houck, Director (6)	2012	10,500	Nil	Nil	Nil	Nil	Nil	Nil	10,500

(1)	Mr Medhi was appointed as director of our company on March 11, 2009. Mr. Medhi resigned as chairman of the Board of Directors on October 15, 2012.
(2)	Mr. Levich was appointed as director of our company on December 21, 2009.
(3)	Mr. Miller resigned as President, and a member of the Board of Directors on August 17, 2012.
(4)	Mr. Shelley was appointed to our Board in May 2011 and his compensation includes $40,000 paid to his accounting firm for financial statement preparation services during 2011. Mr. Shelley resigned as CFO and a member of the Board of Directors on August 17, 2012.
(5)	Mr. Hale was appointed to the Board of Directors and as President of the Company on January 28, 2013.
(6)	Mr. Houck was appointed a member of the Board of Directors on October 16, 2012.

Stock Option Grants to our Named Executive Officers

Our company did not grant any stock options to any named executive officers during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of December 31, 2012.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended December 31, 2012.

Compensation of Directors

As of December 31, 2012 and through the date of this report, our Directors receive annual compensation of $24,000 with the exception of the Chairman who receives $30,000 annually.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage and Class (1)
Garrett Hale (2)	8,612,000	0.46%
Larry Bigler (3)	Nil	Nil
Robert A. Levich (3)	44,685,000	2.41%
Gary Houck (4)	Nil	Nil
Directors and Officers as a Group	53,297,000	2.88%

Holder of 10% of more	Nil	Nil

_________________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2012. As of December 31, 2012, there were 1,852,288,983 shares of our company’s common stock issued and outstanding.
(2)	Mr. Hale was appointed to the Board and as President of the Company on January 28, 2013.
(3)	Mr. Bigler was appointed as our President and Director on August 17, 2012 and then resigned as President on January 28, 2013 and remains a member of the Board of Directors..
(4)	Mr. Levich was appointed as director of our company on December 21, 2009.
(5)	Mr. Houck was appointed as a director on October 15, 2012.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year -end for the last four completed fiscal years.

During the years ended December 31, 2012 and 2012 we received operational advances from certain members of our Board and Advisory Board.  As of December 31, 2012 and 2013 we had outstanding obligations of $139,976 and $172,202 due to these individuals.  The transactions were incurred by these members in the form of direct payment of Company related operating expenses and were approved by the Board of Directors.

Director Independence

We currently act with four (4) directors, consisting of Garrett Hale, Larry Bigler, Robert A. Levich, and Gary Houck.  We have determined that Mr. Medhi is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$71,200	$51,750
Audit Related Fees	Nil
Tax Fees	Nil
All Other Fees	Nil
Total	$71,200	$51,750

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

99.2	Form 8-K dated the earliest date of May 2, 2012 advising that we dismissed DeJoya Griffith & Company LLC, as the independent registered accountants for the Company, with whom there were no disagreements (incorporated by reference as exhibit 16.3 from our Form 8-K filed on May 4, 2012).
99.3	Temporary Hardship Exemption per Regulation S-T
101.INS**	XBRL Instance Document
101.SCH**	XBRL Extension Schema
101.CAL**	XBRL Calculation Linkbase
101.DEF**	XBRL Definition Linkbase
101.LAB**	XBRL Label Linkbase
101.PRE**	XBRL Presentation Linkbase

______________________

* Filed herewith.

** To be filed or furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

By: /s/ Garrett Hale Garrett Hale, President and Director, (Principal Executive Officer)	By: /s/ Garrett Hale Garrett Hale, Chief Financial Officer and Director, (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Garrett Hale Garrett Hale, President and Director Date: April 16, 2013	By: /s/ Larry Bigler Larry Bigler Chairman Date: April 16, 2013
By: /s/ Robert A. Levich Robert A. Levich Director Date: April 16, 2013	By: /s/ Gary Houck Gary Houck Director Date: April 16, 2013

