Form 10-K/A
period 2012-12-31
SUNERGY INC
filed 2013-04-23
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

1,860,788,893 as of  April 1, 2013

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on April 16, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the April 16, 2013 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

1

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

99.2	Form 8-K dated the earliest date of May 2, 2012 advising that we dismissed DeJoya Griffith & Company LLC, as the independent registered accountants for the Company, with whom there were no disagreements (incorporated by reference as exhibit 16.3 from our Form 8-K filed on May 4, 2012).
99.3*	Temporary Hardship Exemption per Regulation S-T
101.INS**	XBRL Instance Document
101.SCH**	XBRL Extension Schema
101.CAL**	XBRL Calculation Linkbase
101.DEF**	XBRL Definition Linkbase
101.LAB**	XBRL Label Linkbase
101.PRE**	XBRL Presentation Linkbase

______________________

* Previously Filed .

** Filed or furnished herewith.

2

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

By: /s/ Garrett Hale Garrett Hale, President and Director Date: April 23, 2013	By: /s/ Larry Bigler Larry Bigler Chairman Date: April 23, 2013
By: /s/ Robert A. Levich Robert A. Levich Director Date: April 23, 2013	By: /s/ Gary Houck Gary Houck Director Date: April 23, 2013

3