Form 10-Q
period 2013-03-31
SUNERGY INC
filed 2013-05-17
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	000-52767

SUNERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

☒	YES	☐	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒	YES	☐	NO

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

☐	YES	☒	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,861,788,983 as of April 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$8,092	$451
Prepaid expenses	21,875	22,248

Total current assets	29,967	22,699

Long-term assets
Exploratory properties	1,753,497	1,753,497
Property and equipment, net	162,522	174,904

Total long-term assets	1,916,019	1,928,401

Total assets	$1,945,986	$1,951,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable, current portion	$131,002	$100,585
Accounts payable and accrued liabilities	361,889	315,623
Accrued interest	371,700	317,700
Accounts payable to related parties	176,882	139,976

Total current liabilities	1,041,473	873,884

Total liabilities	1,041,473	873,884

Commitments and Contingencies

Stockholders' equity
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on March 31, 2013 and December 31, 2012 is 1,861,788,983 and 1,852,288,983 respectively	1,861,790	1,852,290
Additional paid-in capital	4,437,047	4,425,047
Accumulated deficit during exploration stage	(5,394,324)	(5,200,121)

Total stockholders' equity	904,513	1,077,216

Total liabilities and stockholders' equity	$1,945,986	$1,951,100

The accompanying notes are an integral part of these statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			January 28, 2003
			(Inception)
	Three Months Ended March 31,		to March 31,
	2013	2012	2013
Revenue	$–	$–	$–

Operating expenses
Depreciation and amortization	12,381	13,038	102,991
General and administrative	70,259	64,042	789,442
Management salary	10,500	21,000	762,196
Exploration and development	19,500	79,307	881,292
Professional fees	18,147	104,886	1,031,492

Total expenses	130,787	282,273	3,567,413

(Loss) from operations	(130,787)	(282,273)	(3,567,413)

Other income (expenses)
Interest expense	(59,417)	(63,700)	(1,659,431)
Financing costs	(4,000)	(160,281)	(167,481)

(Loss) before income taxes	(194,203)	(506,254)	(5,394,324)

Provision for income taxes	–	–	–

Net (loss)	$(194,203)	$(506,254)	$(5,394,324)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	1,859,866,761	1,569,296,949

The accompanying notes are an integral part of these statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 28, 2003
	Three months ended March 31,		(Inception)
			to March 31,
	2013	2012	2013
Operating activities
Net loss	$(194,203)	$(506,254)	$(5,394,324)
Adjustments to reconcile net loss
Depreciation and amortization	12,381	13,038	102,991
Stock-based compensation	11,875	1,250	562,765
Non-cash interest expense	9,416		1,125,743
Incentive shares	–	160,281	165,281
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	1,000	(1,000)	200,000
Increase/(decrease) in accrued interest payable	54,000	63,700	492,200
Increase/(decrease) in accounts payable and accrued liabilities	46,266	(44,118)	572,590
Increase/(decrease) in accrued-related party	36,906	176,938	566,496

Net cash used by operating activities	(22,359)	(136,165)	(1,606,258)

Investment activities
Acquisition of property and equipment	–	–	(278,013)
Cash acquired through acquistion of subsidiary	–	–	39

Net cash provided/(used) by investment activities	–	–	(277,974)

Financing activities
Repayments of loans from related parties	–	–	(31,915)
Proceeds from issuance of debt	25,000	–	300,000
Proceeds from the sale of stock	5,000	51,275	1,610,971
Contributed capital	–	–	13,268

Net cash provided by financing activities	30,000	51,275	1,892,324

Net increase / (decrease) in cash	7,641	(84,890)	8,092

Cash, beginning of period	451	85,515	–

Cash, end of period	$8,092	$625	$8,092

Supplemental Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash activities:
Stock issued for service as prepaid expenses	$–	$13,750	$–
Debt issued to acquire assets	$–	$–	$487,500
Stock issued to acquire assets	$–	$–	$500,000
Stock issued as reduction of accrued expenses	$–	$–	$–
Assets acquired through acquisition of subsidiary	$–	$–	$753,497
Liabilities assumed through acquisition of subsidiary	$–	$–	$42,725
Shares issued to acquire subsidiary	$–	$–	$290,000
Stock issued to settle operational advances	$–	$–	$–
Stock issued to settle debt	$–	$–	$971,624
Warrants issued to acquire subsidiary	$–	$–	$420,811

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

March 31, 2013

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

NOTE 2. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has not generated any revenue and continues to incur operating losses and negative cash flows.. This raises substantial doubt about the Company’s ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

While we have been successful in raising enough capital to pay for professional and administrative fees and certain exploration costs, we have not had the ability to raise any significant additional capital to materially advance our exploration and mining operations. We continue to actively pursue additional sources of capital, however, there is no guarantee these efforts will be successful.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Exploration equipment	$247,260	$247,260
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$265,513	$265,513
Less accumulated depreciation	(102,991)	(90,609)
Property, and equipment - net	$162,522	$174,904

NOTE 5. NOTES PAYABLE

During the period ended March 31, 2013 we accrued $54,000 of penalty expense, $5,417 of original issue discount interest expense and $4,000 of financing costs related to shares issuance as an inducement to enter into a short-term commercial financing agreement on the outstanding principal balance of $131,002 of our notes payable as of March 31, 2013, of which $48,085 are in default as of March 31, 2013. Balance of notes payable at December 31, 2012 totaled $100,585. The individual notes in default carry daily interest penalties between $100 and $500.

On March 15, 2013, the Company entered into a short-term commercial financing agreement of $25,000 due and payable in 180 days at an amount of $30,000. The Company issued 2,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share as incentive to the lien holder to enter into the financing arrangement.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The following provides additional information for certain stock transactions that occurred since January 1, 2013. For additional details for all stock transactions please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2012 and filed with the Securities Exchange Commission on April 16, 2013.

A summary of shares issued follows:

•	During the quarter ended March 31, 2013, the Company issued 2,500,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share for total cash of $5,000; , the Company issued 5,000,000 equity units at $0.0025 per unit for prepaid consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share.; the Company issued 2,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for incentive to provide short-term commercial financing in the amount of $25,000.

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

On March 31, 2013 the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	7,142,857	0.007	10-Apr-13
	21,000,000	0.0075	30-May-13
	16,571,428	0.005	30-May-13
	215,071,428	0.005	23-Jun-13
	5,999,998	0.007	23-Jun-13
	14,642,855	0.005	31-Jul-13
	10,000,000	0.006	27-Jul-13
	5,000,000	0.005	31-Aug-13
	24,000,000	0.005	31-Aug-13
	2,000,000	0.005	30-Nov-13
	5,000,000	0.005	15-Aug-13
	5,000,000	0.005	6-Dec-13
	2,500,000	0.005	6-Jan-14
	2,000,000	0.004	15-Mar-14
Total	335,928,566

Information relating to warrant activity during the reporting period follows:

			Weighted Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2012	347,092,849	–	0.0053
Plus: Warrants Issued	9,500,000	–	0.0048
Less: Warrants Exercised	–	–	–
Less: Warrants Expired	(20,664,283)	–	0.0064
Total Warrants outstanding at March 31, 2013	335,928,566		0.0053

NOTE 7. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the company considers to be in the nature of accounts payable since the obligations are incurred within the normal course of business and classified as related party accounts payable. Unpaid officer and director fees are also classified as related party accounts payable. The balance due to related parties was $176,882, and $139,976 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 8. SUBSEQUENT EVENTS

On April 15, 2013, our CEO, Garrett Hale, loaned the Company $13,000. Additionally on April 22, 2013, the Company entered into a securities purchase agreement in connection with an 8% convertible note in the principal amount of $47,500.

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

As used in this quarterly and unaudited report, the terms "we", "us", "our", "our company" and "Sunergy" mean Sunergy, Inc. and our wholly owned subsidiaries, Mikite Gold Resources Limited, a Ghanaian company and Allied Mining and Supply LLC, a Nevada limited liability, and Allied Mining and Supply, Ltd. a Sierra Leone Corporation, unless otherwise stated.

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

We have commenced the exploration stage of our operations on Nyinahin but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production. This year’s exploration is designed to confirm initial discoveries of gold on our concession contained in a report that accompanied the purchase of the property.. The results indicate further exploration involving geochemical and geophysical work which, if successful, should set the stage for drilling in the bedrock that is a direct extension of the Keegan Esaase-Jeni Project. Due to our current lack of funding, our activities during the current fiscal year have been limited to maintaining “good-standing” status of our concession.

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

In 2011 we dredged the Masanga Area that is believed to have limited overburden and good river accessibility. Shortly after deployment the two Allied dredges were producing daily quantities of heavy mineral sands (HMS). This effort validated our early extraction estimate of 400 to 500 pounds of HMS per dredge per 10 hour day. The process involved regular performance evaluation resulting in modifications and adjustments of the dredges and support equipment in order to maximize the efficiency of the advanced exploration.

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

Due to the complex nature and broad range of apparent minerals of the Pampana sands, additional mineralogy is required in order to prove their full mineralogical and elemental content, and to accurately describe the economic value and overall potential.. We have already learned that in addition to the free gold contained in the sands, there is an additional amount of precious metals including gold contained in the sands themselves that will require special separation equipment to recover. Once these additional mineralogical studies are completed by Hazen Research Labs of Denver, Colo. and the separation equipment and process is defined, we are committed to establishing our processing facility and conducting operations designed to both produce cash flow and to develop resources and reserves immediately A report dated August 22, 2012 from Hazen Research in Colorado in part states as follows: (The complete report is available for review on our website www.sunergygold.com )

MINERALOGICAL EXAMINATION

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

As we announced on January 10, 2013, we sold 27.5 tons of the Pampana black sands for a base price of $1,200.00 US per ton. The agreement called for profit participation in any revenue recovered above costs on a 50/50 basis. The complete results of this transaction have yet to be received and will be published once finalized. This transaction has not appeared on our financial books because the final value has yet to be determined. We have elected to treat this transaction as a bulk sample and proceeds will be booked against exploration expenses rather than as receivables or revenue at this time. We have received the initial payment of $1,200/ton. We expect to report revenue beginning with the next round of product sales.

This dredging season is focused on two operations. The first has been to collect fresh samples up and down the Pampana, under the supervision of a geologist, to establish reportable results designed to establish resources and reserves to verify continuity of the concentration of minerals. The second is to stockpile black sand/gold concentrates until the Pilot Plant can be set up and becomes operational.

Once the Pilot Plant is installed and operational, the dredging operation will be up scaled to achieve production levels in the 800-1,000 ton/month range. The resource/ reserve information obtained (the science) coupled with the Pilot operation recovery results (evidence of value) should attract a potential Major buyer or Joint Venture partner which should make more money for our shareholders. This stage may require a Mining License to be obtained from the Minerals Commission in Sierra Leone. License renewal is tied to the Mining License and is a process that we are pursuing at this time. Our current business plan envisions growing our operations from the $500,000 capital level through $10,000,000 over 5 years and the growing of our operations to a 2,000+ ton/ month level with three operating recovery plants and a central processing facility either operating on our own or with Joint Venture partner(s).

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

Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the period ended March 31, 2013. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Operations

Our operating expenses for the three months ended March 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended March 31,
	2013	2012	Change
Depreciation and amortization	$12,381	$13,038	$(657)
General and administrative	$70,259	$64,042	$6,217
Management salary	$10,500	$21,000	$(10,500)
Exploration and development	$19,500	$79,307	$(59,807)
Professional fees	$18,147	$104,886	$(86,739)

Revenue

We are an exploration stage entity and have not commenced any revenue producing activities since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions.

Expenses

The decrease in operating expenses for the three months ended March 31, 2013, compared to the same period in fiscal 2012, was mainly due to a decrease in exploration which related to decreased funding available to further exploration work at the concessions. Management salary decreased $10,500 due to the change in management during the first quarter of 2013 at reduced compensation rates and having only a single officer. Professional fees decreased $86,739 primarily related to the finalization of auditing and accounting expenses that occurred in the prior year in getting company filings up-to-date.

Other Expenses

Interest and financing expenses decreased by $160,564 with 82% primarily related to the non–recurring incremental cost associated with the modification of the warrant expiration date that occurred in the first quarter of 2012. The remaining decrease is the result of a decrease in the amount of notes payable outstanding during the period with the related interest or penalty expenses on such notes.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however, from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

	March 31, 2013	December 31, 2012	Change
Current assets	$29,967	$22,699	$7,268
Current liabilities	1,041,473	873,884	(167,589)
Working Capital	$(1,011,506)	$(851,185)	$(160,321)

Cashflow

	Three Months Ended March 31,
	2013	2012	Change
Net cash used in operating activities	$(22,359)	$(136,165)	$113,806
Net cash provided/(used) in investing activities	–	–	–
Net cash provided/(used) by financing activities	30,000	51,275	(21,275)
Net increase/(decrease) in cash during period	$7,641	$(84,890)	$92,531

Our total assets at March 31, 2013 were $1,945,986. Our financial statements report a net loss of $194,203 for the three months ended March 31, 2013 and a net loss of $5,394,324 for the period from January 28, 2003 (date of inception) to March 31, 2013. We had a cash balance of $8,092 as of March 31, 2013.

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

During the first three months, the Company has focused its efforts on maintaining compliance with all applicable filing requirements and further explore funding opportunities to progress completion of the work and start of operations at our properties in Ghana and Sierra Leone. The company has been successful in covering our on-going operational expenses, through the issuance of equity instruments which will allow a larger percentage of incoming capital to be used to expand our exploration activity.

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

Critical Accounting Policies

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 1A. Risk Factors

We have had no material changes in our risk factors as disclosed in our Form 10-K for the year ended December 31, 2012 filed on April 16, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the three months ended March 31, 2013.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2012 and filed with the Securities Exchange Commission on April 16, 2013.

During the quarter ended March 31, 2013, the Company issued 2,500,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share for total cash of $5,000; , the Company issued 5,000,000 equity units at $0.0025 per unit for prepaid consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share.; the Company issued 2,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for incentive to provide short-term commercial financing in the amount of $25,000.

Item 3. Defaults Upon Senior Securities

None

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

SUNERGY, INC.

Date:	May 17, 2013	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

