Form 10-Q
period 2013-06-30
SUNERGY INC
filed 2013-08-19
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52767

SUNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,926,655,315 as of June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$847	$451
Prepaid expenses	–	22,248

Total current assets	847	22,699

Long-term assets
Exploratory properties	1,753,497	1,753,497
Property and equipment, net	155,556	174,904

Total long-term assets	1,909,052	1,928,401

Total assets	$1,909,899	$1,951,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$498,130	$315,623
Notes payable, current portion	151,002	100,585
Accrued interest	426,300	317,700
Accounts payable to related parties	134,562	139,976

Total current liabilities	1,209,994	873,884

Total liabilities	1,209,994	873,884

Commitments and Contingencies

Stockholders' equity
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on June 30, 2013 and December 31, 2012 is 1,926,655,315 and 1,852,288,983 respectively	1,926,657	1,852,290
Additional paid-in capital	4,495,680	4,425,047
Accumulated deficit during exploration stage	(5,722,432)	(5,200,121)

Total stockholders' equity	699,905	1,077,216

Total liabilities and stockholders' equity	$1,909,899	$1,951,100

The accompanying notes are an integral part of these statements.

 SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					January 28, 2003
					(Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2013	2012	2013	2012	2013

Revenue	$–	$–	$–	$–	$–

Operating expenses
Depreciation and amortization	13,467	13,038	25,848	26,076	116,458
General and administrative	54,614	69,076	124,873	133,115	844,056
Management salary	10,500	46,000	21,000	67,000	772,696
Exploration and development	43,649	21,039	63,149	100,346	924,941
Professional fees	146,277	121,404	164,424	226,293	1,177,769

Total expenses	268,507	270,557	399,294	552,830	3,835,920

(Loss) from operations	(268,507)	(270,557)	(399,294)	(552,830)	(3,835,920)

Other income (expenses)
Interest expense	(59,600)	(63,700)	(119,017)	(127,400)	(1,719,031)
Financing costs	–	–	(4,000)	(160,281)	(167,481)

(Loss) before income taxes	(328,107)	(334,257)	(522,311)	(840,511)	(5,722,432)

Provision for income taxes	–	–	–	–	–

Net (loss)	$(328,107)	$(334,257)	$(522,311)	$(840,511)	$(5,722,432)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	1,896,856,989	1,587,258,212	1,878,464,058	1,587,258,212

The accompanying notes are an integral part of these statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 28, 2003
	Six months ended June 30,		(Inception) to June 30,
	2013	2012	2013
Operating activities
Net loss	$(522,311)	$(840,511)	$(5,722,432)
Adjustments to reconcile net loss
Depreciation and amortization	25,848	26,076	116,458
Stock-based compensation	73,750	50,250	624,640
Non-cash interest expense	14,416		1,130,743
Incentive shares	–	160,281	165,281
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	1,000	–	200,000
Increase/(decrease) in accrued interest payable	108,600	127,400	546,800
Increase/(decrease) in accounts payable and accrued liabilities	182,507	(24,067)	708,831
Increase/(decrease) in accrued-related party	(5,415)	277,628	524,175

Net cash used by operating activities	(121,605)	(222,943)	(1,705,504)

Investment activities
Acquisition of property and equipment	(6,500)	–	(284,513)
Cash acquired through acquistion of subsidiary	–	–	39

Net cash provided/(used) by investment activities	(6,500)	–	(284,474)

Financing activities
Repayments of loans from related parties	–	–	(31,915)
Proceeds from issuance of debt	100,000	–	375,000
Proceeds from the sale of stock	28,500	152,989	1,634,471
Contributed capital	–	–	13,268

Net cash provided by financing activities	128,500	152,989	1,990,824

Net increase / (decrease) in cash	396	(69,954)	847

Cash, beginning of period	451	85,515	–

Cash, end of period	$847	$15,561	$847

Supplemental Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash activities:
Stock issued for service as prepaid expenses	$–	$11,000	$–
Debt issued to acquire assets	$–	$–	$487,500
Stock issued to acquire assets	$–	$–	$500,000
Assets acquired through acquisition of subsidiary	$–	$–	$753,497
Liabilities assumed through acquisition of subsidiary	$–	$–	$42,725
Shares issued to acquire subsidiary	$–	$–	$290,000
Stock issued to settle debt	$–	$336,000	$971,624
Warrants issued to acquire subsidiary	$–	$–	$420,811

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2013

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

NOTE 2. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Exploration equipment	$253,760	$247,260
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$272,013	$265,513
Less accumulated depreciation	(116,457)	(90,609)
Property, and equipment - net	$155,556	$174,904

NOTE 5. NOTES PAYABLE

During the period ended June 30, 2013 we accrued $108,600 of penalty expense, $10,417 of original issue discount interest expense and $4,000 of financing costs related to shares issuance as an inducement to enter into a short-term commercial financing agreement on the outstanding principal balance of $151,002 of our notes payable as of June 30, 2013, of which $48,085 are in default as of June 30, 2013. Balance of notes payable at December 31, 2012 totaled $100,585. The individual notes in default carry daily interest penalties between $100 and $500.

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

On May 15, 2013, the Company settled $60,000 of outstanding notes payable with payment of 30,000,000 common stock units consisting of one common share and one 12 month share purchase warrant exercisable at $0.003.

On April 24, 2013, the Company entered into a securities purchase agreement and convertible note agreement wherein the Company received $47,500 of principal which carries an 8% per annum rate and is due and payable in 9 months. The note holder can convert the note into common stock of the Company starting at 180 days after the date of the note. The conversion price has been set at the 56% of the average of the lowest three trading days close prices in the 10 days prior to notice of conversions. Prepayment may be made but incur penalty of paying principal plus accrued interest and an additional percentage based upon the number of days since the date of issuance of the note as follows: 1) 20% if paid within 30 days of the note date; 2) 25% if paid between 31 and 60 days of the note date; 3) 30% if paid between 61 and 90 days of the note date; 4) 35% if paid between 91 and 120 days of the note date; 5) 40% if paid between 121 and 150 days of the note date; 6) 45% if paid between 151 and 180 days of the note date. After 180 days from the date of the note, the Company has no right to prepay the note.

On June 17, 2013, the Company entered into a convertible note agreement wherein the Company received $27,500 and carries an 8% per annum rate and is due and payable in 9 months. The convertible notes carries the same terms as the April 24, 2013 convertible note.

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

A summary of shares issued follows:

•	During the quarter ended March 31, 2013, the Company issued 2,500,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share for total cash of $5,000; , the Company issued 5,000,000 equity units at $0.0025 per unit for prepaid consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share.; the Company issued 2,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for incentive to provide short-term commercial financing in the amount of $25,000.
•	During the quarter ended June 30, 2013, the Company issued 12,366,332 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $18,500; the Company issued 2,500,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $5,000; the Company issued 20,000,000 equity units at $0.002 per unit for consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share; the Company issued 30,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share to settle $60,000 in outstanding notes payable.

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

On June 30, 2013 the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	14,642,855	0.005	31-Jul-13
	10,000,000	0.006	27-Jul-13
	5,000,000	0.005	31-Aug-13
	24,000,000	0.005	31-Aug-13
	2,000,000	0.005	30-Nov-13
	5,000,000	0.005	15-Aug-13
	5,000,000	0.005	6-Dec-13
	2,500,000	0.005	6-Jan-14
	2,000,000	0.004	15-Mar-14
	1,333,333	0.003	24-Apr-14
	15,000,000	0.004	22-Apr-14
	1,666,666	0.003	30-Apr-14
	30,000,000	0.003	21-May-14
	2,500,000	0.003	19-May-14
	1,333,333	0.003	25-May-14
	1,333,000	0.003	27-May-14
	6,700,000	0.003	23-May-14
	5,000,000	0.003	31-May-14
Total	135,009,187

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2012	347,092,849	–	0.0053
Plus: Warrants Issued	74,366,332	–	0.0034
Less: Warrants Exercised	–	–	–
Less: Warrants Expired	(286,449,994)	–	0.0054
Total Warrants outstanding at June 30, 2013	135,009,187		0.0042

NOTE 7. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the company considers to be in the nature of accounts payable since the obligations are incurred within the normal course of business and classified as related party accounts payable. Unpaid officer and director fees are also classified as related party accounts payable. The balance due to related parties was $134,562, and $139,976 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 8. SUBSEQUENT EVENTS

Since June 30, 2013, our CEO and President, Garrett Hale, has provided short-term operating loans to the Company in the amount of $10,000. Additionally, we have raised $5,000 in funding from private placements with investors.

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

As used in this quarterly and unaudited report, the terms "we", "us", "our", "our company" and "Sunergy" mean Sunergy, Inc. and our wholly owned subsidiaries, Mikite Gold Resources Limited, a Ghanaian company, Allied Mining and Supply LLC, a Nevada limited liability, which wholly owns Allied Mining and Supply Limited, a Sierra Leone Company, unless otherwise stated.

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

Pampana River Concession, Sierra Leone:

The Pampana River concession is an alluvial mining concession consisting of Exploration License No. EXPL 5/2009 which was issued to Allied Mining and Supply Ltd. (AMS) on August 12, 2009. This is a renewable license and all renewal applications, permits and associated fees have been paid and filed with the Minerals Commission in Sierra Leone. Once the renewal is finalized, a 4 year EXPL license  will be granted.The license area is located in the Kholifa Rowalla, Kafe Simiria and Tane Chiefdoms in the Tonkolili District of the Northern Province of Sierra Leone covering an area of 141.3 square kilometers. The concession is situated on the western fringes of the southern Sula Mountains greenstone belt and for most of the northern and central part it straddles the Pampana River. On the west of the southern part, the concession runs along the Pampana River. The property is south of the Sula Mountains in the Greenstone belt, around 120 miles east of the capital, Freetown.

In 2011 we dredged the Masanga Area that is believed to have limited overburden and good river accessibility. Shortly after deployment the two Allied dredges were producing daily quantities of heavy mineral sands (HMS). This effort validated our early extraction estimate of 400 to 500 pounds of HMS per dredge per 10 hour day. The process involved regular performance evaluation resulting in modifications and adjustments of the dredges and support equipment in order to maximize the efficiency of the advanced exploration .

Multiple areas along the river were sampled involving considerable de-staging, repositioning and deployment in order to generate target appraisals and gauge future recovery potential. Due to our limited exploration budget, our 2013 exploration activities consist of investigation of additional areas of our Pampana River concession and other potential areas where we have been looking for gold, diamonds, REE’s and coltan minerals. Our activities have been designed to make ready for renewed aggressive exploration activity now that we may have greater ability to attract exploration and development capital.

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

We are in the process of securing funding to advance Pampana dredging operations and to finance the acquisition and commissioning of the pilot plant facility. Operations on Pampana have been voluntarially stopped by our personnel until such time as the renewed EXPL is finalized Dredging and sampling operations are scheduled to commence in a high terrace area that can only be operated in the rainy season as soon as final approval is granted. This area has already been tested and shows significant gold  as well as black sands.

Management intends to work closely with local artisanal operators so that cash flow becomes the focus of 2013 operations. Expansion of operations focused on cash flow is being pursued in a highly prospective diamond, gold and black sands project that is in addition to the Pampana project .

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

Results of Operations – Three months Ended June 30, 2013 and 2012

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the period ended June 30, 2013. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Our operating expenses for the three months ended June 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended June 30,
	2013	2012	Change
Depreciation and amortization	$13,467	$13,038	$429
General and administrative	$54,614	$69,076	$(14,462)
Management salary	$10,500	$21,000	$(10,500)
Exploration and development	$43,649	$21,039	$22,610
Professional fees	$146,277	$121,404	$24,873

Revenue

We are an exploration stage entity and have not commenced any revenue producing activities since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions.

Expenses

The decrease in operating expenses for the three months ended June 30, 2013, compared to the same period in fiscal 2012, was mainly due to a decrease in Management salary due to a change in our officers in the third quarter of 2012 at reduced compensation rates. During the period, our CEO and President and other members of the Company’s exploration team were able to visit operations in Sierra Leone and Ghana and expended funds to further exploration operations. Professional fees increased $24,873 primarily related to the completion of the 2012 audit during the second quarter of 2013 as compared to the completion of such procedures in the third quarter of 2012.

Other Expenses

	Three Months Ended June 30,
	2013	2012	Change
Interest expense	$59,600	$63,700	$(4,100)

Interest and financing expenses decreased by $4,100 primarily is the result of a decrease in the amount of notes payable outstanding during the period with the related interest or penalty expenses on such notes.

Results of Operations – Three months Ended June 30, 2013 and 2012

Our operating expenses for the six months ended June 30, 2013 and 2012 are outlined in the table below:

	Six Months Ended June 30,
	2013	2012	Change
Depreciation and amortization	$25,848	$26,076	$(228)
General and administrative	$124,873	$133,115	$(8,242)
Management salary	$21,000	$67,000	$(46,000)
Exploration and development	$63,149	$100,346	$(37,197)
Professional fees	$164,424	$226,293	$(24,873)

Expenses

The decrease in operating expenses for the six months ended June 30, 2013, compared to the same period in fiscal 2012, was mainly due to a decrease in exploration which related to decreased funding available to further exploration work at the concessions. Management salary decreased $46,000 due to the change in management during the first quarter of 2013 at reduced compensation rates and having only a single officer. Professional fees decreased $24,873 primarily related to the finalization of auditing and accounting expenses that occurred in the prior year in getting company filings up-to-date.

Other Expenses

	Six Months Ended June 30,
	2013	2012	Change
Interest expense	$119,017	$127,400	$(8,383)
Financingcosts	$4,000	$160,281	$(156,281)

Interest and financing expenses decreased by $8,383 primarily is the result of a decrease in the amount of notes payable outstanding during the period with the related interest or penalty expenses on such notes. Financing costs decreased $156,281 primarily related to the non-recurring incremental cost associated with the modification of the warrant expiration date that occurred in the first quarter of 2012.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however, from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

	June 30, 2013	December 31, 2012	Change
Current assets	$847	$22,699	$(21,852)
Current liabilities	$1,209,994	$873,884	$336,110
Working Capital	$(1,209,147)	$(851,185)	$(357,962)

Cashflow

	Six Months Ended June 30,
	2013	2012	Change
Net cash used in operating activities	$(121,605)	$(222,943)	$101,338
Net cash provided/(used) in investing activities	$(6,500)	$–	$(6,500)
Net cash provided/(used) by financing activities	$128,500	$152,989	$(24,489)
Net increase/(decrease) in cash during period	$396	$(69,954)	$69,558

Our total assets at June 30, 2013 were $1,909,899. Our financial statements report a net loss of $522,311 for the six months ended June 30, 2013 and a net loss of $5,722,432 for the period from January 28, 2003 (date of inception) to June 30, 2013. We had a cash balance of $847 as of June 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the months ended June 30, 2013.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2012 and filed with the Securities Exchange Commission on April 16, 2013.

During the quarter ended June 30, 2013, the Company issued 12,366,332 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $18,500; the Company issued 2,500,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $5,000; the Company issued 20,000,000 equity units at $0.002 per unit for consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share; the Company issued 30,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share to settle $60,000 in outstanding notes payable

Item 3. Defaults Upon Senior Securities

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

SUNERGY, INC.

Date:	August 20, 2013	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

