Form 10-Q
period 2013-09-30
SUNERGY INC
filed 2013-11-14
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52767

SUNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,056,055,314 as of September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$1,342	$451
Prepaid expenses	–	22,248

Total current assets	1,342	22,699

Long-term assets
Exploratory properties	1,753,497	1,753,497
Property and equipment, net	142,089	174,904

Total long-term assets	1,895,585	1,928,401

Total assets	$1,896,927	$1,951,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$418,293	$315,623
Notes payable, current portion	48,085	100,585
Convertible debt, net of discount	103,854	–
Accrued interest	481,500	317,700
Accounts payable to related parties	123,552	139,976
Derivative liability	9,871	–

Total current liabilities	1,185,155	873,884

Total liabilities	1,185,155	873,884

Commitments and Contingencies

Stockholders' equity
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on September 30, 2013 and December 31, 2012 is 2,056,055,314 and 1,852,288,983 respectively	2,056,057	1,852,290
Additional paid-in capital	4,571,449	4,425,047
Accumulated deficit during exploration stage	(5,915,734)	(5,200,121)

Total stockholders' equity	711,772	1,077,216

Total liabilities and stockholders' equity	$1,896,927	$1,951,100

The accompanying notes are an integral part of these statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		January 28, 2003 (Inception) to September 30,
	2013	2012	2013	2012	2013

Revenue	$–	$–	$–	$–	$–

Operating expenses
Depreciation and amortization	13,468	13,038	39,316	39,114	129,926
General and administrative	33,221	54,746	158,094	187,861	877,277
Management salary	10,500	11,696	31,500	78,696	783,196
Exploration and development	16,711	20,032	79,860	120,378	941,652
Professional fees	24,536	83,623	188,960	309,916	1,202,305

Total expenses	98,436	183,135	497,730	735,965	3,934,356

(Loss) from operations	(98,436)	(183,135)	(497,730)	(735,965)	(3,934,356)

Other income (expenses)
Interest expense	(95,534)	(59,400)	(214,551)	(186,800)	(1,814,565)
Financing costs	–	–	(4,000)	(160,281)	(167,481)
Loss on change in fair value of derivatives	(474)	–	(474)	–	(474)
Gain on sale of fixed assets	1,142	–	1,142	–	1,142

(Loss) before income taxes	(193,302)	(242,535)	(715,613)	(1,083,046)	(5,915,734)

Provision for income taxes	–	–	–	–	–

Net (loss)	$(193,302)	$(242,535)	$(715,613)	$(1,083,046)	$(5,915,734)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	1,998,979,952	1,786,027,080	1,919,077,473	1,653,998,124

The accompanying notes are an integral part of these statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		January 28, 2003 (Inception) to September 30,
	2013	2012	2013
Operating activities
Net loss	$(715,613)	$(1,083,046)	$(5,915,734)
Adjustments to reconcile net loss
Depreciation and amortization	39,316	39,114	129,926
Stock-based compensation	88,750	84,000	639,640
Non-cash interest expense	54,750		1,171,077
Incentive shares	–	160,281	165,281
Loss on change in fair value of derivative liability	474		474
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	1,000	–	200,000
Increase/(decrease) in accrued interest payable	163,800	186,800	602,000
Increase/(decrease) in accounts payable and accrued liabilities	232,839	(13,383)	759,163
Increase/(decrease) in accrued-related party	3,575	337,726	533,166

Net cash used by operating activities	(131,109)	(288,508)	(1,715,007)

Investment activities
Acquisition of property and equipment	(6,500)	(2,500)	(284,514)
Cash acquired through acquistion of subsidiary	–	–	39

Net cash provided/(used) by investment activities	(6,500)	(2,500)	(284,475)

Financing activities
Repayments of loans from related parties	–	–	(31,915)
Proceeds from issuance of debt	25,000	12,500	300,000
Proceeds from issuance of convertible debt	75,000	–	75,000
Proceeds from the sale of stock	38,500	193,071	1,644,471
Contributed capital	–	–	13,268

Net cash provided by financing activities	138,500	205,571	2,000,824

Net increase / (decrease) in cash	891	(85,437)	1,342

Cash, beginning of period	451	85,515	–

Cash, end of period	$1,342	$78	$1,342

Supplemental Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash activities:
Stock issued for service as prepaid expenses	$–	$7,250	$–
Debt issued to acquire assets	$–	$–	$487,500
Stock issued to acquire assets	$–	$–	$500,000
Stock issued as reduction of accrued expenses	$101,669	$–	$–
Assets acquired through acquisition of subsidiary	$–	$–	$753,497
Liabilities assumed through acquisition of subsidiary	$–	$–	$42,725
Shares issued to acquire subsidiary	$–	$–	$290,000
Stock issued to settle operational advances	$–	$–	$–
Stock issued to settle debt	$110,000	$396,000	$971,624
Warrants issued to acquire subsidiary	$–	$–	$420,811

The accompanying notes are an integral part of these statements.

SUNERGY, INC.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

September 30, 2013

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

NOTE 2. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Exploration equipment	$253,760	$247,260
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$272,013	$265,513
Less accumulated depreciation	(129,924)	(90,609)
Property, and equipment – net	$142,089	$174,904

NOTE 5. NOTES PAYABLE

During the period ended September 30, 2013 we accrued $163,800 of penalty expense, $12,500 of original issue discount interest expense, $28,854 of debt discount on convertible debt, $9,397 as initial derivative liability on the convertible debt agreement, and $4,000 of financing costs related to shares issuance as an inducement to enter into a short-term commercial financing agreement. As of September 30, 2013, our outstanding notes payable balance was $48,085 and $103,854 in convertible note agreements net of debt discount, of which $48,085 are in default as of September 30, 2013. Balance of notes payable at December 31, 2012 totaled $100,585. The individual notes in default carry daily interest penalties between $100 and $500.

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

On June 17, 2013, the Company entered into a convertible note agreement wherein the Company received $27,500 and carries an 8% per annum rate and is due and payable in 9 months. The convertible note carries the same terms as the April 24, 2013 convertible note.

On September 13, 2013, the Company settled $30,000 of outstanding notes payable with payment of 30,000,000 common stock units of one common share and one 12 month share purchase warrant exercisable at $0.002.

On October 31, 2013, the Company repaid the securities purchase agreement and convertible not agreement to the lender in full with no conversion. Per the agreement, the Company repaid the note at $67,000.

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

A summary of shares issued follows:

•	During the quarter ended March 31, 2013, the Company issued 2,500,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share for total cash of $5,000; , the Company issued 5,000,000 equity units at $0.0025 per unit for prepaid consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share.; the Company issued 2,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for incentive to provide short-term commercial financing in the amount of $25,000.

•	During the quarter ended June 30, 2013, the Company issued 12,366,332 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $18,500; the Company issued 2,500,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $5,000; the Company issued 20,000,000 equity units at $0.002 per unit for consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share; the Company issued 30,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share to settle $60,000 in outstanding notes payable.

•	During the quarter ended September 30, 2013, the Company issued 3,333,333 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $5,000; the Company issued 5,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $5,000; the Company issued 10,000,000 equity units at $0.0015 per unit for consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share equivalently $15,000; the Company issued 67,733,333 equity units at $0.0015 per unit to settle outstanding accounts payable with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share equivalently $101,669; the Company issued 13,333,333 equity units at $0.0015 per unit to settle outstanding related party payables with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share or $20,000 equivalently; the Company issued 30,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share to settle $30,000 in outstanding notes payable. During the third quarter of 2013, the former chairman of the Board of Directors forgave outstanding amounts owed under his compensation due for 2012. The amount forgiven, $28,500, has been recorded as an increase in additional paid-in capital.

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

On September 30, 2013 the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	2,000,000	0.005	30-Nov-13
	5,000,000	0.005	15-Aug-13
	5,000,000	0.005	6-Dec-13
	2,500,000	0.005	6-Jan-14
	2,000,000	0.004	15-Mar-14
	1,333,333	0.003	24-Apr-14
	15,000,000	0.004	22-Apr-14
	1,666,666	0.003	30-Apr-14
	30,000,000	0.003	21-May-14
	2,500,000	0.003	19-May-14
	1,333,333	0.003	25-May-14
	1,333,000	0.003	27-May-14
	6,700,000	0.003	23-May-14
	5,000,000	0.003	31-May-14
	10,000,000	0.003	01-Jul-14
	6,400,000	0.003	19-Jul-14
	3,333,333	0.003	24-Jul-14
	40,000,000	0.003	01-Aug-14
	8,000,000	0.003	01-Aug-14
	13,333,333	0.003	01-Aug-14
	13,333,333	0.003	01-Aug-14
	30,000,000	0.002	13-Sep-14
	5,000,000	0.002	18-Sep-14
Total	210,766,331

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2012	347,092,849	–	0.0053
Plus: Warrants Issued	203,766,331	–	0.0030
Less: Warrants Exercised	–	–	–
Less: Warrants Expired	(340,092,849)	–	0.0053
Total Warrants outstanding at September 30, 2013	210,766,331		0.0044

NOTE 7. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the company considers to be in the nature of accounts payable since the obligations are incurred within the normal course of business and classified as related party accounts payable. Unpaid officer and director fees are classified as accounts payable as they are normal operating business expenses of the Company. The balance due to related parties was $123,552, and $139,976 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 8. SIGNIFICANT EVENTS

On August 13, 2013, Gary Houck, a member of our Board of Directors, resigned from the Board of Directors. He has not been replaced as of the time of this filing.

NOTE 9. SUBSEQUENT EVENTS

Since September 30, 2013, our Company received short-term loans totaling $67,000, of which the proceeds were used to repay the convertible debt agreement dated April 24, 2013. CEO and President, Garrett Hale, has provided short-term operating loans to the Company in the amount of $10,000. Additionally, we have raised $5,000 in funding from private placements with investors.

Our Pampana River Exploration License is a renewable license, EXPL 5/2009 and our renewal was prepared and submitted on July 11, 2013. As of the date of this filing, our renewable exploration license application is still pending, though we anticipate approval of such license, we have no guarantee that it will be approved and should we not receive approval, an adjustment may be required at that time.

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

As used in this quarterly and unaudited report, the terms "we", "us", "our", "our company" and "Sunergy" mean Sunergy, Inc. and our wholly owned subsidiaries, Mikite Gold Resources Limited, a Ghanaian company, Allied Mining and Supply LLC, a Nevada limited liability, which wholly owns Allied Mining and Supply Limited, a Sierra Leone Company and our newly incorporated wholly owned subsidiary Sunergy Sierra Leone, Limited a Sierra Leone Company, unless otherwise stated.

Overview and Current Business

We were incorporated in the State of Nevada, USA, on January 28, 2003. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. Our current exploration efforts are focused on our two properties; one of which is located in Sierra Leone, Africa and the other is located in Ghana, Africa. We are embarking on our development stage of operations by pursuing direct mining operations in Ghana, Sierra Leone and this year, Liberia geared to producing cash flow from the extraction of Gold, Diamonds and Black Sands wherever available in our operations.

Nyinahin Concession, Ghana: Potential Joint Development Proposed

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

Due to our limited funding, our activities during the current fiscal year have been limited to maintaining “good-standing” status of our concession. However, we are now in discussion with a private American owned Ghanaian company who currently operates alluvial gold operations on the Offin river in nearby Dunkwa, in Ghana and has adequate equipment and equipment manufacturing facilities to commence a bulk sampling operation designed to determine the longer term viability of alluvial operations on our Nyinahin concession with the goal of establishing a Joint Venture on our alluvial mineralization. We are currently preparing a request for permission to start this operation. Updates will be provided.

Pampana River Concession, Sierra Leone: Pending Renewal

The Pampana River concession is an alluvial mining concession consisting of Exploration License No. EXPL 5/2009 which was issued to Allied Mining and Supply Ltd. (AMS) on August 12, 2009. This is a renewable license and all renewal applications, permits and associated fees have been paid and filed with the Minerals Commission in Sierra Leone. Once the renewal is finalized, a 4 year EXPL license will be granted. Should the renewal not be approved, there will be an adjustment to our financials to reflect any change in status. We are optimistic that this matter will be resolved prior to year end 2013.

The license area is located in the Kholifa Rowalla, Kafe Simiria and Tane Chiefdoms in the Tonkolili District of the Northern Province of Sierra Leone covering an area of 141.3 square kilometers. The concession is situated on the western fringes of the southern Sula Mountains greenstone belt and for most of the northern and central part it straddles the Pampana River. On the west of the southern part, the concession runs along the Pampana River. The property is south of the Sula Mountains in the Greenstone belt, around 120 miles east of the capital, Freetown.

A report dated August 22, 2012 from Hazen Research in Colorado in part states as follows: (The complete report is available for review on our website www.sunergygold.com )

MINERALOGICAL EXAMINATION

“An initial microscopic examination of the Stockpile sample showed major ilmenite, zircon, and subordinate monazite and quartz. To provide evidence of the occurrence of randomly distributed free placer gold, a 100 g grab sample of the blended Stockpile sample was separated using a high-intensity rare earth hand magnet to separate the paramagnetic ilmenite from the nonmagnetic constituents, including the gold. Both magnetic products were assayed for gold and PGMs. The results show that about 99% of the gold is in the nonmagnetic product which assayed 14.4 g/t Au and represents about 28% of the total weight of the sample. Based on the results of this preliminary investigation, the Stockpile sand contains appreciable gold which is easily recoverable by magnetic and gravity separation.”

We are currently engaged in further mineralogical studies to determine the final design of a pilot plant facility, which once finalized will be deployed in our operation in Sierra Leone.

Management has changed its model of operations going forward by adding a much needed cash flow component in addition to our exploration activities on the Pampana river. Exploration funding is scarce at best and opportunities for operators with equipment and crews to operate that equipment are numerous to assist local miners in advancing their operations dramatically. We have adopted this strategy of growth which should enable us to self-finance both our mining and equipment expansion as well as our future exploration activities.

Commencement of Cash Flow Operations – Liberia proposed 2013 -2014

David Price, The Dredgemaster, who recently joined our management team as Director of Alluvial Operations in Sierra Leone and Liberia, has plans to increase our dredging capacity as required up to six dredges in Liberia and a further six dredges in Sierra Leone this year, subject only to financing. He will arrive in Liberia by the end of November and meet our geologist from Sierra Leone, a local Liberian geologist and Management from the US and Liberia to inspect and approve the deployment of a dredge and crew to Liberia to work in a sponsorship role with Liberian owner operators in a profit share plan under existing class c mining licenses on the St. Paul river. This is a known diamond and gold area and we are currently testing a quantity of recoverable black sands. Sand itself is also being looked at as a viable marketable byproduct of a dredging operation. Results of this visit should be available in early December and rains permitting, operations will be scheduled to begin. Diamonds, gold and black sands will be being recovered on a daily basis, once overburden is dredged away and we expect to have reportable inventory and or cash flow by year end.

Commencement of Cash Flow Operations – Sierra Leone proposed 2013 - 2014

David Price, Dredgemaster will travel to Sierra Leone after his Liberian visit and accompany our geologist, Management and local owner operators of mining licenses to our proposed mining sites for inspection and evaluation. We plan to deploy an initial dredge, wash plant and crew to an area on the Sewa river in Sierra Leone in a Sponsorship arrangement with local Sierra Leonean operators to extract diamonds, gold and black sands under a profit share plan. This is a proven diamond and gold mineralized area and we will be directly in charge of all operations. This opportunity lends itself, on receipt of satisfactory results to grow dramatically in the near term. Implementation will commence once the river is safe to operate with divers and our dredge(s). Again, this operation is projected to produce diamond, gold and black sand recovery opportunities on a daily/weekly basis leading to reportable inventory/cash flow by year end if the rains cooperate and most certainly by January 2014. Financial results from dredge production will be being used to design a dredge financing program, whereby the actual cash flow that is Sunergy’s share may be directly assigned to pay the investor for the dredge. More details on this as we progress.

Management intends to work closely with local artisanal operators in both Liberia and Sierra Leone so that cash flow becomes the focus of 2013- 2014 operations. Expansion of operations focused on cash flow is being pursued in a highly prospective diamond, gold and black sands areas that are in addition to the Pampana project.

Affordable Housing Project: Humanitarian Results Providing Sustainable Villages At A Profit

During this reporting period, our Company entered into an Exclusive Partnership Agreement with ATA Systems of Orland, Florida to represent their affordable manufactured housing, and building products throughout Africa. This representation allows equal profit sharing on developments that occur under our agreement. This agreement requires no capital contribution on our part. The Company will participate akin to a real estate broker and paid upon the facilitation of successful projects. Initial response has been excellent, and while no contracts have resulted as yet, our opportunity has already grown through Africa. We continue to build relationships and work with government entities to see where we may assist in satisfy the critical affordable and safe housing needs. Other surrounding countries also have such a need and have expressed interest in housing units as well as Hospitals, Schools and Clinic facilities. Management is optimistic that this business will grow rapidly and the factories that manufacture these buildings are prepared to put factories in the countries that are using their products. This creates both jobs and trade items for export.

Liquidity and Capital Requirements

As we do not have all the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Management is currently working on closing certain finance commitments that have been made to advance our operations plan immediately. Details will follow in an appropriate 8-K.

Results of Operations – Three months Ended September 30, 2013 and 2012

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the period ended September 30, 2013. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Our operating expenses for the three months ended September 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended September 30,
	2013	2012	Change
Depreciation and amortization	$13,468	$13,038	$430
General and administrative	$33,221	$57,746	$(24,525)
Management salary	$10,500	$11,696	$(1,196)
Exploration and development	$16,711	$20,032	$(3,321)
Professional fees	$24,536	$83,623	$(59,087)

Revenue

We are an exploration stage entity and have not commenced any revenue producing activities since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions.

Expenses

The decrease in operating expenses for the three months ended September 30, 2013, compared to the same period in fiscal 2012, was mainly due to a decrease in Management salary due to a change in our officers in the third quarter of 2012 at reduced compensation rates and a reduction of Professional fees due to a reduction of additional audit and accounting fees incurred in 2012 in curing our caveat emptor status and making all necessary filings. During the period, our CEO and President and other members of the Company’s exploration team were able to visit operations in Sierra Leone and Ghana and expended funds to further exploration operations.

Other Expenses

	Three Months Ended September 30,
	2013	2012	Change
Interest expense	$95,534	$59,400	$36,134
Loss on change in fair value of derivatives	$474	$–	$474
Gain on sale of fixed assets	$(1,142)	$–	$(1,142)

Interest and financing expenses increased by $36,134 primarily relating to the recognition of the discount on debt of the convertible note agreements dated April 2013 and June 2013. Correspondingly, the loss on derivative related to the change in the fair value of the convertible instrument as of the close of the quarter. The Company was able to liquidate a vehicle held in Sierra Leone that was of no worth and primarily would be used to part pieces. This provided short term funding for various tasks within Sierra Leone.

Results of Operations – Nine months Ended September 30, 2013 and 2012

Our operating expenses for the nine months ended September 30, 2013 and 2012 are outlined in the table below:

	Nine Months Ended September 30,
	2013	2012	Change
Depreciation and amortization	$39,316	$39,114	$202
General and administrative	$158,094	$187,861	$(29,767)
Management salary	$31,500	$78,696	$(47,196)
Exploration and development	$79,860	$120,378	$(40,518)
Professional fees	$188,960	$309,916	$(120,956)

Expenses

The decrease in operating expenses for the six months ended June 30, 2013, compared to the same period in fiscal 2012, was mainly due to a decrease in professional fees due to the reduction of accounting and auditing costs incurred in 2012 to cure the caveat emptor status and exploration which related to decreased funding available to further exploration work at the concessions. Management salary decreased $47,196 due to the change in management during the first quarter of 2013 at reduced compensation rates and having only a single officer.

Other Expenses

	Nine Months Ended September 30,
	2013	2012	Change
Interest expense	$214,551	$186,800	$27,751
Financing costs	$4,000	$160,281	$(156,281)
Loss on change in fair value of derivatives	$474	$–	$474
Gain on sale of fixed assets	$(1,142)	$–	$(1,142)

Interest and financing expenses increased by $27,751 primarily as the result of an increase in the amounts recognized due to the debt discount on the convertible note agreements. Financing costs decreased $156,281 primarily related to the non-recurring incremental cost associated with the modification of the warrant expiration date that occurred in the first quarter of 2012. Correspondingly, the loss on derivative related to the change in the fair value of the convertible instrument as of the close of the quarter. The Company was able to liquidate a vehicle held in Sierra Leone that was of no worth and primarily would be used to part pieces. This provided short term funding for various tasks within Sierra Leone.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however; from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

	September 30, 2013	December 31, 2012	Change
Current assets	$1,344	$22,699	$(21,355)
Current liabilities	$1,185,155	$873,884	$311,271
Working Capital	$(1,183,811)	$(851,185)	$(332,626)

Cashflow

	Nine Months Ended September 30,
	2013	2012	Change
Net cash used in operating activities	$(131,582)	$(288,508)	$156,926
Net cash provided/(used) in investing activities	$(6,501)	$(2,500)	$(4,001)
Net cash provided/(used) by financing activities	$63,500	$205,571	$(142,071)
Net increase/(decrease) in cash during period	$(74,583)	$(85,437)	$10,854

Our total assets at September 30, 2013 were $1,896,929. Our financial statements report a net loss of $715,613 for the nine months ended September 30, 2013 and a net loss of $5,915,734 for the period from January 28, 2003 (date of inception) to September 30, 2013. We had a cash balance of $1,344 as of September 30, 2013.

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

During the first nine months, the Company has focused its efforts on maintaining compliance with all applicable filing requirements and further explore funding opportunities to progress completion of the work and start of operations at our properties in Ghana and Sierra Leone. The company has been successful in covering our on-going operational expenses, through the issuance of equity instruments which will allow a larger percentage of incoming capital to be used to expand our exploration activity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the months ended September 30, 2013.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2012 and filed with the Securities Exchange Commission on April 16, 2013.

During the quarter ended September 30, 2013, the Company issued 3,333,333 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $5,000; the Company issued 5,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $5,000; the Company issued 10,000,000 equity units at $0.0015 per unit for consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share equivalently $15,000; the Company issued 67,733,333 equity units at $0.0015 per unit to settle outstanding accounts payable with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share equivalently $101,669; the Company issued 13,333,333 equity units at $0.0015 per unit to settle outstanding related party payables with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share or $20,000 equivalently; the Company issued 30,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share to settle $30,000 in outstanding notes payable. During the third quarter of 2013, the former chairman of the Board of Directors forgave outstanding amounts owed under his compensation due for 2012. The amount forgiven, $28,500, has been recorded as an increase in additional paid-in capital.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2008)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on August 26, 2010)
(10)	Material Contracts
10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)
10.2	Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.3	Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.4	Membership Purchase Agreement dated October 18, 2010 between our company and Allied Mining and Supply, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2011)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on April 20, 2009)
(21)	Subsidiaries of the Registrant
21.1	Allied Mining and Supply, LLC, a Nevada limited liability company Mikite Gold Resources Limited, a Ghanaian company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Temporary Hardship Exemption
101	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date:	November 14, 2013	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

