Form 10-Q/A
period 2013-09-30
SUNERGY INC
filed 2013-11-20
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

2,056,055,314 as of September 30, 2013

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 14, 2013.

2

PART II

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

SUNERGY, INC.

Date:	November 20, 2013	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

4