Form 10-K
period 2013-12-31
SUNERGY INC
filed 2014-04-15
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2013 was $3,247,629 based on a $0.0015 closing price per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
2,165,086,452 as of April 5, 2014

i

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

Our Current Business

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Ghana, Liberia and Sierra Leone West Africa. Our mining concession in Ghana and our mining concession in Sierra Leone have been the focus of our immediate exploration and development activities. In mid 2013, due to the fact that exploration funding was virtually non-existent for small mining companies, we changed our focus and operating model from doing exploration activities to pursuing cash flow from putting our existing equipment, 3 dredges, vehicles and our wash plant in Sierra Leone to work in licensed mining activities capable of generating cash flow. These licensed activities involve sponsorship relationships with local artisanal miners and Chiefs where we use our equipment, trained personnel and financial support and earn an interest in their operations. We were invited to Liberia to pursue the same business model there and we have started operations there as well. These matters will be discussed in detail below.

As mentioned above our operating focus has been on generation business relationships capable of producing current period cash flows. Our EXPL mining concessions in both Ghana and Sierra Leone have a temporary stoppage of available exploration funding. In Ghana, we have continued to seek a reliable and substantial Joint Venture partner to handle alluvial gold extraction and recovery, but have not been able to finalize any contract to date. Additional licensing and permitting are required to do so, and we have not had adequate funding to do so. In Sierra Leone, we discovered Rare Earth elements and gold on our Pampana concession, but are unable to monetize these products without first upgrading to a Small scale Mining License. Local costs currently can run as high as $300,000 because of the extensive environmental work required. In July 2013, we submitted a Renewal application on our renewable 140sq.km. EXPL license. We had previously operated under the pre-mid 2009 mining act which required us to pay $35,500/ year to Minerals Department. We paid this for three years. The new mining law has reduced the amount of annual payment from $35,500 to $14,400 for the same area. We are required to shed a portion on renewal and approximately 25sq.km. of non- river and non-gold bearing land has been shed in our pending application. In addition, the new law requires a substantial financial commitment to be made for four years going forward and ANY funds not able to be audited locally as spent on qualified exploration activites MUST be paid to the Country Treasury. While we have had no official response to date on our pending renewal application, it is doubtful that we will be able to provide adequate assurances that we can make these expenditures on exploration in the future. Especially, now that we have established the means and ability to pursue cash flow opportunities with local artisanal miners where recovered minerals may be sold.

Our recent association with Prince Kai Saquee, Sunergy Advisory Board member and Chairman of The Diamond and Gold Dealers Association in Kono District in Sierra Leone, now enables us to buy and export diamonds and gold in both Sierra Leone and Liberia. Our operations in both countries are discussed in detail below.

Diamond and Gold Operations in Sierra Leone

We have three dredges that we own in Sierra Leone, two vehicles and a medium sized wash plant suitable for handling up to 100 ton/hour of feed material. Two dredges are currently operating on projects, with the third being modified in Sierra Leone and readying for deployment on a new proposed project in Kono district. We also have a land based operation we operate as well. We now have 4 licensed opportunities in Sierra Leone and plan to grow our fleet to accommodate this activity.

Diamond and Gold Operations in Liberia

We have two dredges that we own operating in Liberia, one vehicle and a larger wash plant capable of processing from 50 tons/hour up to 300tons/hour. Our immediate plan is to move the Liberian wash plant to Kono District, Sierra Leone, where more gravels are available for washing on a year round basis. We now have 3 licensed opportunities in Liberia and plan to grow our fleet of dredges to accommodate this growth. We may move the smaller wash plant to Liberia to handle our own year round operations there.

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

Subsidiaries

We have three subsidiaries, Allied Mining and Supply, LLC a Nevada Limited Liability Company and Mikite Gold Resources, LTD, a Ghana corporation, and Sunergy Liberia LTD, a Liberia corporation which was formed in December 2013 to handle our Liberia operations. Allied Mining and Supply, LLC has one subsidiary, Allied Mining and Supply Ltd, a Sierra Leone Corporation.

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

These circumstances led our independent registered public accounting firm, in their report dated April 15, 2014, to comment about our company’s ability to continue as a going concern.  Management has plans to seek additional capital through private placements of our capital stock, however, we currently have no firm commitments. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets(1) (2) (3)

Quarter Ended	High	Low
December 31, 2013	$0.0013	$0.0010
September 30, 2013	$0.0010	$0.0009
June 30, 2013	$0.0015	$0.0014
March 31, 2013	$0.0012	$0.0010
December 31, 2012	$0.0020	$0.0015
September 30, 2012	$0.0021	$0.0017
June 30, 2012	$0.0085	$0.0075
March 31, 2012	$0.0063	$0.0060

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

On April 5, 2014, our shareholders' list showed 124 registered shareholders and 2,122,025,386 common shares of stock outstanding of which 1,025,000,000 were considered free trading.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2013.

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

During the quarter ended September 30, 2013, the Company issued 3,333,333 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $5,000; the Company issued 5,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $5,000; the Company issued 10,000,000 equity units at $0.0015 per unit for consulting services with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share equivalently $15,000; the Company issued 67,733,333 equity units at $0.0015 per unit to settle outstanding accounts payable with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share equivalently $101,669; the Company issued 13,333,333 equity units at $0.0015 per unit to settle outstanding related party payables with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share or $20,000 equivalently; the Company issued 30,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share to settle $30,000 in outstanding notes payable. During the third quarter of 2013, the former chairman of the Board of Directors forgave outstanding amounts owed under his compensation due for 2012. The amount forgiven, $28,500, has been recorded as an increase in additional paid-in capital

During the quarter ended December 31, 2013, the Company issued 50,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $50,000; the Company issued 7,500,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for services at a value of $7,500; the Company issued 17,910,448 shares of common stock in conversion of the convertible note dated June 13, 2013; the Company issued 5,000,000 shares of common stock at $0.001 for services valued at $5,000. In addition, the Company recognized a change in additional paid-in capital on the fair value of the derivative liability on the date it became convertible of $14,860 as an increase and a change in the fair value of that derivative on the date of conversion of a reduction of paid-in capital of $5,910.

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

Overview and Current Business

We were incorporated in the State of Nevada, USA, on January 28, 2003. We are an exploration stage mining company engaged in the exploration of minerals on properties located in Ghana, Liberia and Sierra Leone West Africa. Our mining concession in Ghana and our mining concession in Sierra Leone have been the focus of our immediate exploration and development activities historically. In mid 2013, due to the fact that exploration funding was virtually non-existent for small mining companies, we changed our focus and operating model from doing exploration activities to pursuing cash flow from putting our existing equipment, 3 dredges, vehicles and our wash plant in Sierra Leone to work in licensed mining activities capable of generating cash flow. These licensed activities involve sponsorship relationships with local artisanal miners and Chiefs where we use our equipment, trained personnel and financial support and earn an interest in their operations. We were invited to Liberia to pursue the same business model there and we have started operations there as well.

Nyinahin Concession, Ghana:

We continue to see a reliable and substantial Joint Venture partner to handle alluvial gold extraction and recovery, but have not been able to finalize any contract to date. Additional licensing and permitting are required to do so, and we have not had adequate funding to do so.

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

Pampana River Concession, Sierra Leone:

The Pampana River concession is an alluvial mining concession consisting of Exploration License No. EXPL 5/2009 which was issued to Allied Mining and Supply Ltd. (AMS) on August 12, 2009. In July 2013, we have submitted an application for the renewal of such license with the Sierra Leone Ministry of Mines. During this process of renewal, we were required to identify certain areas that could be shed from the exploration licenses as part of the requirement of renewal. We identify approximately 25 sq km of non-river and non-gold bearing land that was shed in the pending application.

The renewable exploration license is located in the Kholifa Rowalla, Kafe Simiria and Tane Chiefdoms in the Tonkolili District of the Northern Province of Sierra Leone covering an area of 115 km2. The concession is situated on the western fringes of the southern Sula Mountains greenstone belt and for most of the northern and central part it straddles the Pampana River. On the west of the southern part, the concession runs along the Pampana River. The property is south of the Sula Mountains in the Greenstone belt, around 120 miles east of the capital, Freetown.

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

Our work in 2013 consisted of focusing our efforts in the renewal of the exploration license in Sierra Leone with the Ministry of Mines and furthering and deploying available equipment to currently operating projects. We have three dredges that we own in Sierra Leone, two vehicles and a medium sized wash plant suitable for handling up to 100 ton/hour of feed material. Two dredges are currently operating on projects, with the third being modified in Sierra Leone and reading for deployment on a new proposed project in Kono district. We also have a land based operation we operate as well. We now have 4 licensed opportunities in Sierra Leone and plan to grow our fleet to accommodate this activity. Our expenditures for the next 12 months from December 31, 2013 are projected to be approximately $250,000 inclusive of operations and equipment purchases.

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

Liberia, Sunergy Liberia Limited:

In addition, we continue our development work of relationships across the African region which included the opening of a wholly-owned subsidiary in Liberia, Sunergy Liberia Ltd. We started visiting Liberia in October 2013, pursuant to an invitation by a local businessman to come and see what mining and business opportunities were available. Since that time and subsequent to December 31, 2013 we have entered into formal agreements to engage in support of existing artisanal (Class C) licensed operations. We now have two dredges that we own operating in Liberia, one vehicle and a larger wash plant capable of processing from 50 tons/hour up to 300tons/hour. Our immediate plan is to move the Liberian wash plant to Kono District, Sierra Leone, where more gravels are available for washing on a year round basis. We now have 3 licensed opportunities in Liberia and plan to grow our fleet of dredges to accommodate this growth. We may move the smaller wash plant to Liberia to handle our own year round operations there. Our expenditures for the 12 months from December 31, 2013 are budgeted to be $250,000 inclusive of operations and equipment purchases.

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

Operations for Year Ended December 31, 2013 and 2012 as follows:

	Year Ended
	December 31,
	2013	2012
Revenue	$–	$–
Operating Expenses	649,749	947,644
Interest Expense	270,623	426,300
Net Loss	$917,002	$1,373,944

Expenses

Our operating expenses for the year ended December 31, 2013 and December 31, 2012 are outlined in the table below:

	Year Ended
	December 31,
	2013	2012
General and administrative	$223,784	$259,382
Depreciation	52,783	52,603
Management salary	42,000	89,196
Professional fees	218,555	366,128
Exploration costs	112,627	180,335

Operating expenses for the year ended December 31, 2013, decreased by approximately 33% as compared to the comparative period in 2012 primarily as a result of decreased available funding to expand exploration costs as previously anticipated. Management Salary costs decreased substantially due to our change within the executive leadership team from the prior year with decreased monthly compensation agreements. Exploration costs decreased substantially due to a substantial decreased in funding during the year. We anticipate a substantial increase in exploration and development costs for the next twelve months as the Company works towards starting dredging operations in Liberia and further exploration work in Sierra Leone. With over 40 KM of river on our concession, future exploration designed to develop resources and reserves will be undertaken, limited only by our future financial capabilities.

Revenue

We did not earn any revenues during the year ended December 31, 2013 or since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions. We have not concluded the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements, however, from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

Working Capital

	2013	2012	Change
Current Assets	$2,463	$22,699	$(20,236)
Current Liabilities	1,284,837	873,884	410,953
Working Capital (deficit)	$(1,282,574)	$(851,185)	$(431,189)

Cash Flows

	Year Ended
	December 31,
	2013	2012
Net Cash (used) in Operating Activities	$(252,660)	$(340,635)
Net Cash (used) in Investing Activities	(5,358)	(2,500)
Net Cash Provided by Financing Activities	260,030	258,071
Increase/(decrease) in Cash During the Period	$2,012	$(85,064)

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

The Company has entered into short-term convertible promissory notes and security purchase agreements accounted for under ASC 470. Under accounting for convertible debt, applicable accounting guidance would provide that the debt is recorded with is principal amount and its unamortized discount and a net carrying value. Additionally, the agreements indicate that the discounted conversion price continuously resets resulting in both a fixed and variable component. We account for such agreements as stock-settled debt with the variable component being re-valued each quarter and at the balance sheet date and/or just prior to conversion using the black scholes model and the remaining term of the note.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunergy, Inc. (an exploration stage company)

We have audited the accompanying consolidated balance sheet of Sunergy Inc. (the "Company") as of December 31, 2013 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2012 and for the year then ended and for the period from January 28, 2003 (inception) to December 31, 2012 were audited by other auditors, whose report dated April 16, 2013, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $647,123 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

April 15, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sunergy, Inc. (an exploration stage company)

We have audited the accompanying consolidated balance sheet of Sunergy, Inc. (“Company”; an exploration stage company) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunergy, Inc. (an exploration stage company) as of December 31, 2012 and the results of its consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s:/ Ingenium Accounting Associates

Reno, Nevada

April 16, 2013

SUNERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$2,463	$451
Prepaid expenses	–	22,248

Total current assets	2,463	22,699

Long-term assets
Exploratory properties	1,753,497	1,753,497
Property and equipment, net	128,620	174,904

Total long-term assets	1,882,117	1,928,401

Total assets	$1,884,580	$1,951,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$436,543	$315,623
Notes payable, current portion	48,085	100,585
Convertible debt, net of discount	128,246	–
Accrued interest	537,488	317,700
Accounts payable to related parties	110,944	139,976
Derivative liability	23,531	–

Total current liabilities	1,284,837	873,884

Total liabilities	1,284,837	873,884

Commitments and Contingencies

Stockholders' equity
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on December 31, 2013 and December 31, 2012 is 2,136,465,762 and 1,852,288,983 respectively	2,136,467	1,852,290

Additional paid-in capital	4,580,399	4,425,047
Accumulated deficit during exploration stage	(6,117,123)	(5,200,121)

Total stockholders' equity	599,743	1,077,216

Total liabilities and stockholders' equity	$1,884,580	$1,951,100

The accompanying notes are an integral part of these consolidated statements.

SUNERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		January 28, 2003 (Inception) to December 31,
	2013	2012	2013
Revenue	$–	$–	$–

Operating expenses
Depreciation and amortization	52,783	52,603	143,393
General and administrative	223,784	259,382	942,967
Management salary	42,000	89,196	793,696
Exploration and development	112,627	180,335	974,419
Professional fees	218,555	366,128	1,231,900

Total expenses	649,749	947,644	4,086,375

(Loss) from operations	(649,749)	(947,644)	(4,086,375)

Other income (expenses)
Interest expense	(266,623)	(262,819)	(1,866,637)
Financing costs	(4,000)	(163,481)	(167,481)
Derivative expense	(12,079)	–	(12,079)
Gain on change in fair value of derivatives	5,552	–	5,552
Gain on extinguishment of debt	8,755	–	8,755
Gain on sale of fixed assets	1,142	–	1,142

(Loss) before income taxes	(917,002)	(1,373,944)	(6,117,123)

Provision for income taxes	–	–	–

Net (loss)	$(917,002)	$(1,373,944)	$(6,117,123)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	1,959,007,504	1,697,173,852

The accompanying notes are an integral part of these consolidated statements.

SUNERGY, INC.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Paid in	Subscriptions	Deficit Accumulated During the Exploration	Total
	Shares	Amount	Capital	Payable	Stage	Equity
Balance at inception, January 28, 2003	–	$–	$–	$–	$–	$–
Common shares issued for cash	500,000,000	500,000	-490000)	–	–	10,000
Common shares issued for cash	6,975,000	6,975	6,975	–	–	13,950
Net Loss	–	–	–	–	-30,313)	(30,313

Balance, December 31, 2003	506,975,000	506,975	(483,025)	–	-30,313)	(6,363
Contributed Capital	–	–	401	–	–	401
Net Loss	–	–	–	–	(41,362)	(41,362

Balance, December 31, 2004	506,975,000	506,975	(482,624)	–	(71,675)	(47,324
Contributed Capital	–	–	938	–	–	938
Net Loss	–	–	–	–	(26,093)	(26,093

Balance, December 31, 2005	506,975,000	506,975	(481,686)	–	(97,768)	(72,479
Contributed Capital	–	–	1,959	–	–	1,959
Net Loss	–	–	–	–	(39,746)	(39,746

Balance, December 31, 2006	506,975,000	506,975	(479,727)	–	(137,514)	(110,266
Net Loss	–	–	–	–	(55,103)	(55,103

Balance, December 31, 2007	506,975,000	506,975	(479,727)	–	(192,617)	(165,369
Common shares issued for cash	6,000,000	6,000	144,000	–	–	150,000
Common shares issued to acquire mineral property	20,000,000	20,000	480,000	–	–	500,000
Common shares subscribed	–	–	–	5,000	–	5,000
Net Loss	–	–	–	–	(98,445)	(98,445

Balance, December 31, 2008	532,975,000	532,975	144,273	5,000	(291,062)	391,186
Common shares subscribed	–	–	–	138,400	–	138,400
Common shares issued for services	5,000,000	5,000	195,000	–	–	200,000
Contributed Capital	–	–	1,010	–	–	1,010
Net Loss	–	–	–	–	(332,741)	(332,741

Balance, December 31, 2009	537,975,000	537,975	340,283	143,400	(623,803)	397,855
Contributed Capital	–	–	8,960	–	–	8,960
Common shares issued for services	20,000,000	20,000	110,000	–	–	130,000
Common shares issued to settle debt	75,000,000	75,000	357,500	–	–	432,500
Common shares issued for subscriptions	40,992,880	40,993	102,407	(143,400)	–	–
Common shares issued for services	25,000,000	25,000	142,500	–	–	167,500
Common shares issued to settle debt	39,980,000	39,980	135,810	–	–	175,790
Common shares issued to settle debt	14,700,000	14,700	44,100	–	–	58,800
Common shares issued to settle debt	17,650,000	17,650	52,950	–	–	70,600
Common shares issued to settle debt	150,000,000	150,000	574,000	–	–	724,000
Common shares issued for services	10,800,000	10,800	32,400	–	–	43,200
Common shares issued to settle debt	14,100,000	14,100	197,401	–	–	211,501
Common shares and warrants issued to acquire exploration property and assets	–	–	420,811	–	–	420,811
Common shares subscribed	–	–	–	313,500	–	313,500
Common shares to be issued to settle debt	–	–	–	47,500	–	47,500
Common shares to be issued for services	–	–	–	53,861	–	53,861
Common shares and warrants issued to acquire exploration property and assets	100,000,000	100,000	190,000	–	–	290,000
Net Loss	–	–	–	–	(1,734,968)	(1,734,968)

Balance, December 31, 2010	1,046,197,880	1,046,198	2,709,122	414,861	-2,358,771	1,811,410

Common shares and warrants issued to payable	125,400,000	125,400	188,100	(313,500)	–	–
Common shares issued to settle debt	19,000,000	19,000	28,500	(47,500)	–	–
Common shares issued for services	18,779,960	18,780	28,170	(43,861)	–	3,089
Common shares issued for services	4,000,000	4,000	6,000	(10,000)	–	–
Common shares issued to settle operational advances	15,440,000	15,440	23,160	–	–	38,600
Common shares issued for services	2,500,000	2,500	3,750	–	–	6,250
Common shares issued for services	10,000,000	10,000	15,000	–	–	25,000
Common shares issued for exercise of warrants	1,000,000	1,000	4,000	–	–	5,000
Common shares issued for financing costs	13,300,000	13,300	21,250	–	–	34,550
Common shares and warrants issued for cash	7,714,285	7,714	19,286	–	–	27,000
Common shares and warrants issued for cash	1,200,000	1,200	1,800	–	–	3,000
Common shares and warrants issued for cash	27,928,567	27,929	69,821	–	–	97,750
Common shares and warrants issued for cash	100,000,000	100,000	250,000	–	–	350,000
Common shares issued for financing costs	900,000	900	2,250	–	–	3,150
Common shares issued for exercise of warrants	18,000,000	18,000	47,000	–	–	65,000
Common shares issued for services	3,000,000	3,000	7,500	–	–	10,500
Common shares and warrants issued for cash	10,357,142	10,357	25,893	–	–	36,250
Common shares and warrants issued to settle debt	22,000,000	22,000	47,000	–	–	69,000
Common shares and warrants issued to settle debt	7,000,000	7,000	17,500	–	–	24,500
Common shares and warrants issued for cash	1,428,571	1,429	3,571	–	–	5,000
Common shares issued for warrant exercise	5,000,000	5,000	7,500	–	–	12,500
Common shares issued for services	4,500,000	4,500	11,250	–	–	15,750
Common shares and warrants issued for services	6,000,000	6,000	15,000	–	–	21,000
Common shares issued for warrant exercise	2,000,000	2,000	8,000	–	–	10,000
Common shares issued for cash	28,199,998	28,200	64,600	–	–	92,800
Common shares issued for warrant exercise	16,300,000	16,300	61,450	–	–	77,750
Common shares and warrants issued to settle debt	40,571,428	40,571	101,429	–	–	142,000
Net Loss	–	–	–	–	(1,467,406)	(1,467,406)

Balance, December 31, 2011	1,557,717,831	1,557,718	3,787,902	–	(3,826,177)	1,519,443

Common shares issued for cash	14,992,854	14,993	36,282			51,275
Common shares issued for services	6,000,000	6,000	9,000			15,000
Change in value of previously issued warrants on modification			160,281			160,281
Common shares issued for cash	35,599,998	35,600	66,114			101,714
Common shares issued for services	10,500,000	10,500	15,750			26,250
Common shares and warrants issued to settle debt	142,400,000	142,400	213,600			356,000
Common shares issued for cash	12,632,500	12,633	27,449			40,082
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued to settle debt	24,000,000	24,000	36,000			60,000
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued for financing costs	2,000,000	2,000	3,000			5,000
Common shares issued to settle debt	21,445,800	21,446	32,169			53,615
Common shares issued to settle debt	5,000,000	5,000	7,500			12,500
Common shares issued for services	10,000,000	10,000	15,000			25,000
Net (Loss)					(1,373,944)
Total comprehensive income (loss)	–	–	–	–		(1,373,944)

Balance, December 31, 2012	1,852,288,983	1,852,290	4,425,047	–	(5,200,121)	1,077,216

Common shares issued for cash	2,500,000	2,500	2,500			5,000
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued for financing costs	2,000,000	2,000	2,000			4,000
Common shares issued for cash	1,333,333	1,333	667			2,000
Common shares issued for services	15,000,000	15,000	15,000			30,000
Common shares issued for cash	1,666,666	1,667	833			2,500
Common shares issued to settle debt	30,000,000	30,000	30,000			60,000
Common shares issued for cash	2,500,000	2,500	2,500			5,000
Common shares issued for cash	1,333,333	1,333	667			2,000
Common shares issued for cash	1,333,000	1,333	667			2,000
Common shares issued for cash	6,700,000	6,700	3,300			10,000
Common shares issued for services	5,000,000	5,000	5,000			10,000
Common shares issued for services	10,000,000	10,000	5,000			15,000
Common shares issued to settle accounts payable	6,400,000	6,400	3,269			9,669
Common shares issued for cash	3,333,333	3,333	1,667			5,000
Common shares issued to settle accounts payable	40,000,000	40,000	20,000			60,000
Common shares issued to settle accounts payable	8,000,000	8,000	4,000			12,000
Common shares issued to settle accounts payable	13,333,333	13,333	6,667			20,000
Common shares issued to settle debt	13,333,333	13,333	6,667			20,000
Common shares issued to settle debt	30,000,000	30,000	–			30,000
Common shares issued for cash	5,000,000	5,000	–			5,000
Forgiveness of prior year related party payables	–	–	28,500			28,500
Common shares issued for cash	25,000,000	25,000	–			25,000
Common shares issued for cash	25,000,000	25,000	–			25,000
Common shares issued for services	7,500,000	7,500	–			7,500
Change in value of derivative liability upon conversion	–	–	14,860			14,860
Common shares issued in conversion of debt	17,910,448	17,910	(5,910)			12,000
Common shares issued for services	5,000,000	5,000	–			5,000
Net (Loss)					(917,002)
Total comprehensive income (loss)	–	–	–	–		(917,002)

Balance, December 31, 2013	2,136,465,762	2,136,467	4,580,399	–	(6,117,123)	599,743

The accompanying notes are an integral part of these consolidated statements.

SUNERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 28, 2003
	Year ended December 31,		(Inception)
			to December 31,
	2013	2012	2013
Operating activities
Net loss	$(917,002)	$(1,373,944)	$(6,117,123)
Adjustments to reconcile net loss
Depreciation and amortization	52,783	52,603	143,393
Stock-based compensation	101,250	90,001	652,140
Gain on sale of equpiment	(1,142)	–	(1,142)
Non-cash interest expense	50,835	–	1,167,162
Incentive shares	–	165,281	165,281
Gain on extinguishment of debt	(8,755)	–	(8,755)
Gain on change in fair value of derivative liability	(5,552)	–	(5,552)
Derivative expense	12,079	–	12,079
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	1,000	(1,000)	200,000
Increase/(decrease) in accrued interest payable	219,788	357,389	657,988
Increase/(decrease) in accounts payable and accrued liabilities	251,089	110,536	777,413
Increase/(decrease) in accrued-related party	(9,033)	258,500	520,557

Net cash used by operating activities	(252,660)	(340,635)	(1,836,559)

Investment activities
Acquisition of property and equipment	(6,500)	(2,500)	(284,513)
Proceeds from sale of equipment	1,142	–	1,142
Cash acquired through acquistion of subsidiary	–	–	39

Net cash used by investment activities	(5,358)	(2,500)	(283,332)

Financing activities
Repayments of loans from related parties	(67,000)	–	(98,915)
Repayments of convertible debt	(66,970)		(66,970)
Proceeds from issuance of debt	92,000	65,000	367,000
Proceeds from issuance of convertible debt	213,500	–	213,500
Proceeds from the sale of stock	88,500	193,071	1,694,471
Contributed capital	–	–	13,268

Net cash provided by financing activities	260,030	258,071	2,122,354

Net increase / (decrease) in cash	2,012	(85,064)	2,463

Cash, beginning of period	451	85,515	–

Cash, end of period	$2,463	$451	$2,463

Supplemental Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash activities:
Debt issued to acquire assets	$–	$–	$487,500
Stock issued to acquire assets	$–	$–	$500,000
Stock issued to settle related party payables	$20,000	$–	$20,000
Assets acquired through acquisition of subsidiary	$–	$–	$753,497
Liabilities assumed through acquisition of subsidiary	$–	$–	$42,725
Shares issued to acquire subsidiary	$–	$–	$290,000
Stock issued to settle accounts payable	$101,669	$–	$101,669
Stock issued to settle debt	$107,910	$30,000	$971,624
Warrants issued to acquire subsidiary	$–	$–	$420,811
Forgiveness of related party payables	$28,500	$–	$28,500

The accompanying notes are an integral part of these consolidated statements.

SUNERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Principles of Consolidation

The consolidated financial statements include the accounts of Sunergy, Inc. and its wholly-owned subsidiaries Mikite Gold Resources Limited, a Ghanaian company, Allied Mining and Supply LLC, a Nevada limited liability company. Allied Mining and Supply LLC also has one 100% owned subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. All material inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Basis of Presentation

The statements were prepared following generally accepted accounting principles of the United States of America (“GAAP”). The Company operates on a December 31 fiscal year end.

Loss per Share

The Company computes net loss per share in accordance US GAAP. This requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. All periods presented reflect net losses, therefore, all instruments convertible to common shares are considered anti-dilutive. As of December 31, 2013 and 2012, there are 256,266,331 and 347,092,849 of warrants outstanding exercisable into one common share of the Company which are anti-dilutive and not included in the calculation of loss per share. In addition, as of December 31, 2013, there are an additional 256,666,666 shares that would be anti-dilutive on an “if-converted” basis in conjunction with the potential conversion of the convertible promissory notes payable if the notes remain unpaid after six months from the date of issuance

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. With limited exception, the Company is no longer subject to U.S. federal, state and local tax audits by taxing authorities for years 2005 and before.

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

While we have in excess of 1,025,000,000 shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy). The fair value of the unregistered and restricted shares issued from December 13, 2010 through the present as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.  We made this determination based upon the significant liquidity restrictions placed upon our unregistered restricted equity instruments since December 13, 2010.  For additional specific discussion related to these restrictions, see Item – 1A Risk Factors.

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

Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. We believe there is no impairment of our long-lived assets.

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

Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for property and equipment held at December 31, 2013 and 2012 is five years.

Recent Accounting Guidance Not Yet Adopted

The Company has reviewed recently issued accounting pronouncements and does not expect any to have a material impact on our financial position, results of operations, or cash flows.

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended December 31, 2013 and 2012 and incurred negative cash flows from operations in both years. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. Management’s plans concerning these matters include the raising of additional equity financing.

NOTE 4. PROPERTY AND EQUIPMENT

Property, Plant and Equipment consisted of the following at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Exploration equipment	$253,759	$247,260
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$272,012	$265,513
Less accumulated depreciation	(143,392)	(90,609)
Property, and equipment - net	$128,620	$174,904

NOTE 5. MINERAL PROPERTIES

Nyinahin Mining Concession

Through its wholly-owned subsidiary, Mikite Gold Resources Limited, the Company holds a 100% interest in a mineral concession located in the Ashanti region of Ghana, known as the Nyinahin concession. The Company acquired the concession for total consideration of $1,000,000 in 2008.

As of December 31, 2013, the Company has not identified any proven or probable reserves within the Nyinahin Concession, correspondingly, all exploration activities since the acquisition have been expensed.

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

The Company issued 100,000,000 equity units for total consideration of $753,497 to acquire the Pampana River concession. The warrants issued in conjunction with the purchase were not exercised and have since expired.

As of December 31, 2013 the Company has not identified any proven or probable reserves within the Pampana River Concession, correspondingly, all exploration activities since the acquisition have been expensed.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 3,750,000,000 common shares with a par value of $0.001 per share at December 31, 2013.

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

During the quarter ended December 31, 2013, the Company issued 50,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $50,000; the Company issued 7,500,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for services at a value of $7,500; the Company issued 17,910,448 shares of common stock in conversion of the convertible note dated June 13, 2013; the Company issued 5,000,000 shares of common stock at $0.001 for services valued at $5,000. In addition, the Company recognized a change in additional paid-in capital on the fair value of the derivative liability on the date it became convertible of $14,860 as an increase and a change in the fair value of that derivative on the date of conversion of a reduction of paid-in capital of $5,910.

Outstanding Warrants

On December 31, 2013 and 2012, the Company had warrants outstanding for the purchase of an aggregate of 256,266,331 and 347,092,849 shares of its common stock, respectively, which are summarized in the table below:

Warrants	Exercise	Expiration
Outstanding	Price	Date
2,500,000	0.005	6-Jan-14
2,000,000	0.004	15-Mar-14
1,333,333	0.003	24-Apr-14
15,000,000	0.004	22-Apr-14
1,666,666	0.003	30-Apr-14
30,000,000	0.003	21-May-14
2,500,000	0.003	19-May-14
1,333,333	0.003	25-May-14
1,333,000	0.003	27-May-14
6,700,000	0.003	23-May-14
5,000,000	0.003	31-May-14
10,000,000	0.003	1-Jul-14
6,400,000	0.003	19-Jul-14
3,333,333	0.003	24-Jul-14
40,000,000	0.003	1-Aug-14
8,000,000	0.003	1-Aug-14
13,333,333	0.003	1-Aug-14
13,333,333	0.003	1-Aug-14
30,000,000	0.002	13-Sep-14
5,000,000	0.002	18-Sep-14
25,000,000	0.002	22-Nov-14
7,500,000	0.002	23-Jul-14
25,000,000	0.002	26-Nov-14
256,266,331

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2011	592,319,951	100,000,000	0.0050

Plus: Warrants Issued	296,935,710	–	0.0056
Less: Warrants Exercised	(62,318,214)	–	0.0038
Less: Warrants Expired	(379,844,598)	(100,000,000)	0.0051
Total Warrants outstanding at December 31, 2012	347,092,849	–	0.0053

Plus: Warrants Issued	261,266,331	–	0.0023
Less: Warrants Exercised	–	–	–
Less: Warrants Expired	(352,092,849)	–	0.0053
Total Warrants outstanding at December 31, 2013	256,266,331	–	0.0023

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

During 2013, we entered into a short-term commercial financing agreement to fund $67,000 to the Company to pay back the convertible promissory note entered into in April 2013 that was to mature in January 2014, but held a pre-payment period up through 180 days from the issuance and funding of the convertible promissory note. Thus the Company entered into a financing agreement with shareholders to repay funds received under the convertible promissory note. The Company repaid the short-term commercial financing agreement within 30 days of issuance and the note holder was due no interest under the short-term agreement.

In addition, the Company issued 30,000,000 shares at $0.002 in May 2013 to repay the $50,000 short-term commercial agreement from 2013 plus accrued interest.

A summary of the outstanding balance for the periods ended December 30, 2013 and December 31, 2012 follows:

	December 31,	December 31,
	2013	2012
Notes Payable	$100,585	$118,085
Cash Received	67,000	–
Cash payments made	(67,000)	–
Equity Loan Settlements	(60,000)	(17,500)
Total Notes Payable	$48,085	$100,585

Convertible Promissory notes

During 2013, the Company entered into five separate convertible promissory notes and security purchase agreements (referred to as Convertible Note #1 to #5).

The Company entered into Convertible note #1 in April 2013. The note had an estimated fair value of $86,364 at the date of issuance with a principal notional amount of $47,500 indicating an unamortized discount of $38,864. The company uses the effective interest method to recognize the unamortized discount until the maturity date of the convertible note. During the year ended December 31, 2013, the Company recognized $24,849 of interest expense related to amortization of debt discount. The Company repaid the outstanding principal notional amount plus accrued interest and a prepayment penalty of 40% of the outstanding balance at 180 days after the date of issuance of the convertible note. The Company extinguished the debt for $66,970. As of the end of the December 31, 2013, the Company carries no unamortized discount related to Convertible Note #1.

In addition, the Company recognized financing fees related to the variable element of the conversion price related to the discount to the Company’s closing price in the 10 days immediately prior to conversion. The Company recognized $7,740 of financing fees as a derivative liability at the date of issuance. As of the December 31, 2013, the Company recognized a gain of $4,364 related to the change in the fair market value of the derivative due to the increase of the Company’s stock price since the issuance of the convertible note. As of December 31, 2013, the convertible note has been paid in full and may not be converted into common shares of the Company. All derivative liability was extinguished with the repayment of the note.

The Company entered into Convertible Note #2 dated June 2013, Convertible Note#3 dated October 2013, Convertible #4 dated November 2013, and Convertible #5. The notes had a principal amount of $27,500, $32,500, $53,000 and $53,000 respectively.

Convertible Note #2 became convertible on December 11, 2013 at which time we recognized a derivative liability of $39,579 with an offset to debt discount of $27,500 and a derivative expense of $12,079. Additionally, we recognized $1,091 of interest expense related to the debt discount. On December 20, the convertible note holder converted $12,000 of the unpaid principal balance into 17,910,448 shares of common stock. On the date of conversion, we recognized a gain in the change of the fair value of the derivative of $5,524. In addition, we recognized an additional interest expense of $655 related to the conversion of the note. As of the end of December 31, 2013, we recognized an additional $4,336 decrease in the fair value of the derivative relating to the remaining unpaid principal balance of $15,500 on the convertible promissory note. As of December 31, 2013, the remaining unpaid principal balance of the convertible note may be converted into 25,833,333.

On Convertible Notes #3 through #5, the Company has recognized accrued interest of $788 through December 31, 2013. Interest is recognized over the life of the note which is 9 months from the date of issuance. As of December 31, 2013, Convertible Note #3 may be converted into approximately 54,166,666 common shares of the Company beginning at day 181 since date of issuance and up until the date maturity of the note. As of December 31, 2013, Convertible Note #4 and Convertible may be converted into approximately 88,333,333 common shares per note, for a total of 176,666,666, of the Company beginning at day 181 since date of issuance and up until the date maturity of the note.

NOTE 8. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the Company considers as short-term non-interest bearing operational loans and are recorded as related party accounts payable. These expenses are incurred within the normal course of business of the Company.

The Company accrues unpaid management and director fees. A summary of related party transactions for the years ended December 31, 2013 and 2012 follow:

	December 31,	December 31,
	2013	2012
Accounts Payable-Related Party	$110,944	$139,976

Total Related Party	$110,944	$139,976

Additionally, as of December 31, 2013, our current CEO is owed $89,914 for compensation accrued for prior months and reimbursements related to ongoing operations of the business. These amounts are included in accounts payable and accrued liabilities.

NOTE 9. PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740 “Income Taxes” which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,641,401 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $4,695,993. The total valuation allowance is also $1,641,401. Details for the years ended December 31, 2013 and 2012 follow:

	December 31,	December 31,
	2013	2012
Deferred Tax Asset	$1,643,598	$1,330,802
Valuation Allowance	(1,643,598)	(1,330,802)

Income Tax Expense	$–	$–

The components of income tax expense for years ended December 31, 2013 and 2012 respectively are as follows:

	December 31,	December 31,
	2013	2012
Change in Net Operating Loss	$649,749	$312,800
Change in Valuation Allowance	(326,950)	(483,310)

Income Tax Expense	$–	$–

The differences between the statutory income tax rates computed at the U.S. federal statutory rate and our effective rate were the following:

Rate
Federal Statutory Rate	35%
Current Loss and NOL Carry Forward	-35%
Net Rate	0%

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Period	Net Operating Loss	Expiration
2003	$30,313	2023
2004	41,362	2024
2005	26,093	2025
2006	39,746	2026
2007	55,103	2027
2008	98,445	2028
2009	122,873	2029
2010	370,508	2030
2010 “True –up”	169,556	2030
2011	1,467,405	2031
2012	1,380,887	2032
2013	893,702	2033
Total NOL	$4,695,993

The Company has immaterial differences between book and tax income due primarily to permanent differences related to meals and entertainment and temporary differences related to depreciation on property, plant and equipment. All items of differences have been reflected in calculations of net operating losses and deferred tax assets.

The Company is in the process of filing an amended 1120 for the year ended December 31, 2011. The main items of amendment relate to the adequacy of the reporting of the foreign subsidiaries. The Company accrued $20,000 and $20,000 in estimated penalties included in accounts payable at December 31, 2012 and 2013 respectively in general and administrative expenses for the years then ended. The settlement of the accrued penalties will be recognized in the period in which the facts and circumstances indicate that it is more likely than not the Company’s position will be sustained.

The Company does not currently have any uncertain tax positions.

The Company’s tax returns currently subject to audit by the Internal Revenue Service are for the periods ended December 31, 2006 and subsequent.

NOTE 10. SUBSEQUENT EVENTS

On January 6, 2014, the convertible note holder converted the remaining unpaid principal balance of $15,500 into 28,620,690 common shares of our stock.

On February 10, 2014, the Company received $20,000 in a loan from a shareholder to be repaid in 6 equal monthly installments of $4,000. On March 7, 2014, we received $25,000 in a loan from a shareholder to finance purchase of a six inch dredge which shall be repaid starting in 60 days at monthly payments of at least $5,000 or 15% of net profits from operations whichever is greater until a total of $30,000 of payments are made. On March 7 and 13, we received $30,000 from an accredited investor for placement of equity units consisting of one common share at $0.001 and one common share purchase warrant exercisable at $0.002 for one year. On March 17, 2014 we entered into a short-term commercial finance agreement for $25,000 for the purchase of a dredge with a full amount of $30,000 to be repaid within 270 days with first payment due in 60 days after funding of the note. Full funding on the note has been received as of the date of this filing. On March 25, 2014, we received $5,000 from an investor in the exercise of common share purchase warrants at $0.0015 for warrants issued in 2014. On March 27, 2014, we received $20,000 in a short-term commercial finance agreement from a shareholder. On March 28, 2014, we received $10,000 in private placement for the purchase of 6,666,666 equity units consisting of one common share at $0.0015 and one common share purchase warrant exercisable for one year at $0.0015. On April 1, 2014, we received $5,000 from an accredited investor for private placement of 3,333,333 equity units consisting of one common share at $0.0015 and one common share purchase warrant exercisable at $0.0015 for one year. On April 2, 2014, we received $19,940 from an accredited investor for private placement of 13,300,000 equity units consisting of one common share and one common share purchase warrant exercisable at $0.0015 for one year. On April 2, 2014, we received $3,000 from an accredited investor for private placement of 1,200,000 equity units consisting of one common share at $0.0025 and one common share purchase warrant exercisable at $0.005 for one year. On April 4, 2014, we received $5,000 from accredited investors for private placement of 2,000,000 equity units consisting of one common share at $0.0025 and one common share purchase warrant exercisable at $0.0025 for one year. On April 5, 2014, we received $5,000 from an accredited investor in the exercise of common share purchase warrants at $0.0015 that were issued in 2014. On April 8, 2014, we received $5,000 from accredited investors for private placement of 2,000,000 equity units consisting of one common share at $0.0025 and one common share purchase warrant exercisable at $0.0025 for one year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On March 12, 2014, Ingenium Accounting Associates (“Ingenium”) resigned as our registered independent public accountants. Ingenium did not provide information as to the reason for the resignation.

The decision to accept the resignation of Ingenium Accounting Associates was approved by our board of directors and our Audit Committee.

During the Company's two most recent fiscal years or any subsequent interim period preceding the resignation of Ingenium there were no disagreements with Ingenium on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ingenium, would have caused it to make reference to the subject matter of the disagreements in connection with their reports on the Company’s financial statements for such years. Ingenium’s audit reports on the financial statements for the years ended December 31, 2012 and 2011 did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except that the reports contained explanatory paragraphs in which they indicated conditions existed that raised substantial doubt about our ability to continue as a going concern.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (acting as our principal executive officer) and our Chief Financial Officer (acting as our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal accounting officer, the effectiveness of our internal control over financial reporting as of December 31, 2013.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal accounting officer concluded that our internal controls over financial reporting were not effective as of December 31, 2013, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

 Material Weaknesses Identified

Based on our management’s evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(i)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;
(ii)	There is a lack of sufficient supervision and review by our management;
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

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

(1)	We intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes, as well obtain additional oversight from our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)  our principal executive officer;

(b)  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013; and

(c)  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Purnendu K. Medhi(1) Director	2012 2013	28,500 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	28,500 Nil
Robert A. Levich (2) Director	2012 2013	24,000 27,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	24,000 27,000
Bryan Miller, Former President, Director (3)	2012 2013	36,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	36,000 Nil
Mark Shelley, Former CFO, Director(4)	2012 2013	37,826 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	37,826 Nil
Garrett Hale, President, Director (5)	2012 2013	Nil 38,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 38,500
Gary Houck, Director(6)	2012 2013	10,500 21,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	10,500 21,000
Larry Bigler, Director (7)	2012 2013	Nil 38,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 38,500

(1)	Mr Medhi was appointed as director of our company on March 11, 2009. Mr. Medhi resigned as chairman and director of the Board of Directors on October 15, 2012.
(2)	Mr. Levich was appointed as director of our company on December 21, 2009.
(3)	Mr. Miller resigned as President, and a member of the Board of Directors on August 17, 2012.
(4)	Mr. Shelley was appointed to our Board in May 2011 and his compensation includes $40,000 paid to his accounting firm for financial statement preparation services during 2011. Mr. Shelley resigned as CFO and a member of the Board of Directors on August 17, 2012.
(5)	Mr. Hale was appointed to the Board of Directors and as President of the Company on January 28, 2013.
(6)	Mr. Houck was appointed a member of the Board of Directors on October 16, 2012. Mr Houck resigned from the Board of Directors in August 2013.
(7)	On August 17, 2012, Mr. Bigler was appointed as President and Director. Mr. Bigler resigned as President on January 28, 2013 but remains a director of the company.

Stock Option Grants to our Named Executive Officers

Our company did not grant any stock options to any named executive officers during the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of December 31, 2013.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended December 31, 2013.

Compensation of Directors

As of December 31, 2013 and through the date of this report, our Directors receive annual compensation of $24,000 with the exception of the Chairman who receives $30,000 annually.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage and Class (1)
Garrett Hale	21,945,333	1.01%
Larry Bigler (2)	24,000,000	1.11%
Robert A. Levich (3)	44,685,000	2.06%
Gary Houck (4)	0	0%
Directors and Officers as a Group	90,630,333	4.17%

Holder of 10% of more	Nil	Nil

_________________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2013. As of December 31, 2013, there were 2,165,086,452 shares of our company’s common stock issued and outstanding.
(2)	Mr. Bigler was appointed as our President and Director on August 12, 2012 and resigned as our President in January 2013.
(3)	Mr. Levich was appointed as director of our company on December 21, 2009.
(4)	Mr. Hale was appointed as President and Director on January 28, 2013.

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

During the years ended December 31, 2013 and 2012 we received operational advances from certain members of our Board and Advisory Board. As of December 31, 2013 and 2012 we had outstanding obligations of $123,552 and $139,976 due to these individuals. The transactions were incurred by these members in the form of direct payment of Company related operating expenses and were approved by the Board of Directors.

Director Independence

We currently act with four (3) directors, consisting of Larry Bigler, Robert A. Levich, and Garrett Hale.  We have determined that Mr. Bigler is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$50,000	$71,200
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nill	Nil
Total	$50,000	$71,200

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

10.4	Membership Purchase Agreement dated October 18, 2010 between our company and Allied Mining and Supply, LLC. (incorporated by reference as exhibit 10.1 of the Form 8-K filed on February 4, 2011)

(14)	Code of Ethics

14.2	Code of Ethics and Business Conduct

16.1	Letter from BDO Canada LLP to the Securities and Exchange Commission (incorporated by reference as exhibit 16.1 from our Form 8-K filed on January 18, 2011).

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Accounting Officer and Principal Financial Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer and Principal Financial Officer

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

SUNERGY, INC.

By: /s/ Garrett Hale Garrett Halle, President and Director, (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Garrett Hale Bryan Miller, President and Director Date: April 15, 2014	By: /s/ Larry Bigler Larry Bigler Director Date: April 15, 2014

By: /s/ Robert A. Levich Robert A. Levich Director Date: April 15, 2014

