Form 10-K/A
period 2013-12-31
SUNERGY INC
filed 2014-04-22
CIK 1261487

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $6,117,123 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SUNERGY, INC.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Paid in	Subscriptions	Deficit Accumulated During the Exploration	Total
	Shares	Amount	Capital	Payable	Stage	Equity
Balance at inception, January 28, 2003	–	$–	$–	$–	$–	$–
Common shares issued for cash	500,000,000	500,000	(490,000)	–	–	10,000
Common shares issued for cash	6,975,000	6,975	6,975	–	–	13,950
Net Loss	–	–	–	–	-30,313)	(30,313

Balance, December 31, 2003	506,975,000	506,975	(483,025)	–	-30,313)	(6,363
Contributed Capital	–	–	401	–	–	401
Net Loss	–	–	–	–	(41,362)	(41,362

Balance, December 31, 2004	506,975,000	506,975	(482,624)	–	(71,675)	(47,324
Contributed Capital	–	–	938	–	–	938
Net Loss	–	–	–	–	(26,093)	(26,093

Balance, December 31, 2005	506,975,000	506,975	(481,686)	–	(97,768)	(72,479
Contributed Capital	–	–	1,959	–	–	1,959
Net Loss	–	–	–	–	(39,746)	(39,746

Balance, December 31, 2006	506,975,000	506,975	(479,727)	–	(137,514)	(110,266
Net Loss	–	–	–	–	(55,103)	(55,103

Balance, December 31, 2007	506,975,000	506,975	(479,727)	–	(192,617)	(165,369
Common shares issued for cash	6,000,000	6,000	144,000	–	–	150,000
Common shares issued to acquire mineral property	20,000,000	20,000	480,000	–	–	500,000
Common shares subscribed	–	–	–	5,000	–	5,000
Net Loss	–	–	–	–	(98,445)	(98,445

Balance, December 31, 2008	532,975,000	532,975	144,273	5,000	(291,062)	391,186
Common shares subscribed	–	–	–	138,400	–	138,400
Common shares issued for services	5,000,000	5,000	195,000	–	–	200,000
Contributed Capital	–	–	1,010	–	–	1,010
Net Loss	–	–	–	–	(332,741)	(332,741

Balance, December 31, 2009	537,975,000	537,975	340,283	143,400	(623,803)	397,855
Contributed Capital	–	–	8,960	–	–	8,960
Common shares issued for services	20,000,000	20,000	110,000	–	–	130,000
Common shares issued to settle debt	75,000,000	75,000	357,500	–	–	432,500
Common shares issued for subscriptions	40,992,880	40,993	102,407	(143,400)	–	–
Common shares issued for services	25,000,000	25,000	142,500	–	–	167,500
Common shares issued to settle debt	39,980,000	39,980	135,810	–	–	175,790
Common shares issued to settle debt	14,700,000	14,700	44,100	–	–	58,800
Common shares issued to settle debt	17,650,000	17,650	52,950	–	–	70,600
Common shares issued to settle debt	150,000,000	150,000	574,000	–	–	724,000
Common shares issued for services	10,800,000	10,800	32,400	–	–	43,200
Common shares issued to settle debt	14,100,000	14,100	197,401	–	–	211,501
Common shares and warrants issued to acquire exploration property and assets	–	–	420,811	–	–	420,811
Common shares subscribed	–	–	–	313,500	–	313,500
Common shares to be issued to settle debt	–	–	–	47,500	–	47,500
Common shares to be issued for services	–	–	–	53,861	–	53,861
Common shares and warrants issued to acquire exploration property and assets	100,000,000	100,000	190,000	–	–	290,000
Net Loss	–	–	–	–	(1,734,968)	(1,734,968)

Balance, December 31, 2010	1,046,197,880	1,046,198	2,709,122	414,861	-2,358,771	1,811,410

Common shares and warrants issued to payable	125,400,000	125,400	188,100	(313,500)	–	–
Common shares issued to settle debt	19,000,000	19,000	28,500	(47,500)	–	–
Common shares issued for services	18,779,960	18,780	28,170	(43,861)	–	3,089
Common shares issued for services	4,000,000	4,000	6,000	(10,000)	–	–
Common shares issued to settle operational advances	15,440,000	15,440	23,160	–	–	38,600
Common shares issued for services	2,500,000	2,500	3,750	–	–	6,250
Common shares issued for services	10,000,000	10,000	15,000	–	–	25,000
Common shares issued for exercise of warrants	1,000,000	1,000	4,000	–	–	5,000
Common shares issued for financing costs	13,300,000	13,300	21,250	–	–	34,550
Common shares and warrants issued for cash	7,714,285	7,714	19,286	–	–	27,000
Common shares and warrants issued for cash	1,200,000	1,200	1,800	–	–	3,000
Common shares and warrants issued for cash	27,928,567	27,929	69,821	–	–	97,750
Common shares and warrants issued for cash	100,000,000	100,000	250,000	–	–	350,000
Common shares issued for financing costs	900,000	900	2,250	–	–	3,150
Common shares issued for exercise of warrants	18,000,000	18,000	47,000	–	–	65,000
Common shares issued for services	3,000,000	3,000	7,500	–	–	10,500
Common shares and warrants issued for cash	10,357,142	10,357	25,893	–	–	36,250
Common shares and warrants issued to settle debt	22,000,000	22,000	47,000	–	–	69,000
Common shares and warrants issued to settle debt	7,000,000	7,000	17,500	–	–	24,500
Common shares and warrants issued for cash	1,428,571	1,429	3,571	–	–	5,000
Common shares issued for warrant exercise	5,000,000	5,000	7,500	–	–	12,500
Common shares issued for services	4,500,000	4,500	11,250	–	–	15,750
Common shares and warrants issued for services	6,000,000	6,000	15,000	–	–	21,000
Common shares issued for warrant exercise	2,000,000	2,000	8,000	–	–	10,000
Common shares issued for cash	28,199,998	28,200	64,600	–	–	92,800
Common shares issued for warrant exercise	16,300,000	16,300	61,450	–	–	77,750
Common shares and warrants issued to settle debt	40,571,428	40,571	101,429	–	–	142,000
Net Loss	–	–	–	–	(1,467,406)	(1,467,406)

Balance, December 31, 2011	1,557,717,831	1,557,718	3,787,902	–	(3,826,177)	1,519,443

Common shares issued for cash	14,992,854	14,993	36,282			51,275
Common shares issued for services	6,000,000	6,000	9,000			15,000
Change in value of previously issued warrants on modification			160,281			160,281
Common shares issued for cash	35,599,998	35,600	66,114			101,714
Common shares issued for services	10,500,000	10,500	15,750			26,250
Common shares and warrants issued to settle debt	142,400,000	142,400	213,600			356,000
Common shares issued for cash	12,632,500	12,633	27,449			40,082
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued to settle debt	24,000,000	24,000	36,000			60,000
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued for financing costs	2,000,000	2,000	3,000			5,000
Common shares issued to settle debt	21,445,800	21,446	32,169			53,615
Common shares issued to settle debt	5,000,000	5,000	7,500			12,500
Common shares issued for services	10,000,000	10,000	15,000			25,000
Net (Loss)					(1,373,944)
Total comprehensive income (loss)	–	–	–	–		(1,373,944)

Balance, December 31, 2012	1,852,288,983	1,852,290	4,425,047	–	(5,200,121)	1,077,216

Common shares issued for cash	2,500,000	2,500	2,500			5,000
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued for financing costs	2,000,000	2,000	2,000			4,000
Common shares issued for cash	1,333,333	1,333	667			2,000
Common shares issued for services	15,000,000	15,000	15,000			30,000
Common shares issued for cash	1,666,666	1,667	833			2,500
Common shares issued to settle debt	30,000,000	30,000	30,000			60,000
Common shares issued for cash	2,500,000	2,500	2,500			5,000
Common shares issued for cash	1,333,333	1,334	666			2,000
Common shares issued for cash	1,333,000	1,334	666			2,000
Common shares issued for cash	6,700,000	6,700	3,300			10,000
Common shares issued for services	5,000,000	5,000	5,000			10,000
Common shares issued for services	10,000,000	10,000	5,000			15,000
Common shares issued to settle accounts payable	6,400,000	6,400	3,269			9,669
Common shares issued for cash	3,333,333	3,333	1,667			5,000
Common shares issued to settle accounts payable	40,000,000	40,000	20,000			60,000
Common shares issued to settle accounts payable	8,000,000	8,000	4,000			12,000
Common shares issued to settle accounts payable	13,333,333	13,333	6,667			20,000
Common shares issued to settle debt	13,333,333	13,333	6,667			20,000
Common shares issued to settle debt	30,000,000	30,000	–			30,000
Common shares issued for cash	5,000,000	5,000	–			5,000
Forgiveness of prior year related party payables	–	–	28,500			28,500
Common shares issued for cash	25,000,000	25,000	–			25,000
Common shares issued for cash	25,000,000	25,000	–			25,000
Common shares issued for services	7,500,000	7,500	–			7,500
Change in value of derivative liability upon conversion	–	–	14,860			14,860
Common shares issued in conversion of debt	17,910,448	17,910	(5,910)			12,000
Common shares issued for services	5,000,000	5,000	–			5,000
Net (Loss)					(917,002)
Total comprehensive income (loss)	–	–	–	–		(917,002)

Balance, December 31, 2013	2,136,465,762	2,136,467	4,580,399	–	(6,117,123)	599,743

The accompanying notes are an integral part of these consolidated statements.

SUNERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 28, 2003
	Year ended December 31,		(Inception)
			to December 31,
	2013	2012	2013
Operating activities
Net loss	$(917,002)	$(1,373,944)	$(6,117,123)
Adjustments to reconcile net loss
Depreciation and amortization	52,783	52,603	143,393
Stock-based compensation	101,250	90,001	652,140
Gain on sale of equipment	(1,142)	–	(1,142)
Non-cash interest expense	50,835	–	1,167,162
Incentive shares	–	165,281	165,281
Gain on extinguishment of debt	(8,755)	–	(8,755)
Gain on change in fair value of derivative liability	(5,552)	–	(5,552)
Derivative expense	12,079	–	12,079
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	1,000	(1,000)	200,000
Increase/(decrease) in accrued interest payable	219,788	357,389	657,988
Increase/(decrease) in accounts payable and accrued liabilities	251,089	110,536	777,413
Increase/(decrease) in accrued-related party	(9,033)	258,500	520,557

Net cash used by operating activities	(252,660)	(340,635)	(1,836,559)

Investment activities
Acquisition of property and equipment	(6,500)	(2,500)	(284,513)
Proceeds from sale of equipment	1,142	–	1,142
Cash acquired through acquisition of subsidiary	–	–	39

Net cash used by investment activities	(5,358)	(2,500)	(283,332)

Financing activities
Repayments of loans from related parties	(67,000)	–	(98,915)
Repayments of convertible debt	(66,970)		(66,970)
Proceeds from issuance of debt	92,000	65,000	367,000
Proceeds from issuance of convertible debt	213,500	–	213,500
Proceeds from the sale of stock	88,500	193,071	1,694,471
Contributed capital	–	–	13,268

Net cash provided by financing activities	260,030	258,071	2,122,354

Net increase / (decrease) in cash	2,012	(85,064)	2,463

Cash, beginning of period	451	85,515	–

Cash, end of period	$2,463	$451	$2,463

Supplemental Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash activities:
Debt issued to acquire assets	$–	$–	$487,500
Stock issued to acquire assets	$–	$–	$500,000
Stock issued to settle related party payables	$20,000	$–	$20,000
Assets acquired through acquisition of subsidiary	$–	$–	$753,497
Liabilities assumed through acquisition of subsidiary	$–	$–	$42,725
Shares issued to acquire subsidiary	$–	$–	$290,000
Stock issued to settle accounts payable	$101,669	$–	$101,669
Stock issued to settle debt	$107,910	$30,000	$971,624
Warrants issued to acquire subsidiary	$–	$–	$420,811
Forgiveness of related party payables	$28,500	$–	$28,500

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

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,643,598 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $4,695,993. The total valuation allowance is also $1,643,598. Details for the years ended December 31, 2013 and 2012 follow:

	December 31,	December 31,
	2013	2012
Deferred Tax Asset	$1,643,598	$1,330,802
Valuation Allowance	(1,643,598)	(1,330,802)

Income Tax Expense	$–	$–

The components of income tax expense for years ended December 31, 2013 and 2012 respectively are as follows:

	December 31,	December 31,
	2013	2012
Change in Net Operating Loss	$312,796	$483,310
Change in Valuation Allowance	(312,796)	(483,310)

Income Tax Expense	$–	$–

The differences between the statutory income tax rates computed at the U.S. federal statutory rate and our effective rate were the following:

Rate
Federal Statutory Rate	35%
Current Loss and NOL Carry Forward	-35%
Net Rate	0%

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Period	Net Operating Loss	Expiration
2003	$30,313	2023
2004	41,362	2024
2005	26,093	2025
2006	39,746	2026
2007	55,103	2027
2008	98,445	2028
2009	122,873	2029
2010	370,508	2030
2010 “True –up”	169,556	2030
2011	1,467,405	2031
2012	1,380,887	2032
2013	893,702	2033
Total NOL	$4,695,993

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013 , all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Audit Committee and Audit Committee Financial Expert

As of December 31, 2013 , our board of directors determined that one member of our audit committee, consisting of Larry Bigler and Robert Levich , qualified as "audit committee financial experts" as defined in Item 407(d)(5)(ii) of Regulation S-K, and Larry Bigler has been determined to be independent.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage and Class (1)
Garrett Hale (4)	21,945,333	1.01%
Larry Bigler (2)	24,000,000	1.11%
Robert A. Levich (3)	44,685,000	2.06%
Directors and Officers as a Group	90,630,333	4.17%

Holder of 10% of more	Nil	Nil

_________________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2013. As of December 31, 2013, there were 2,165,086,452 shares of our company’s common stock issued and outstanding.
(2)	Mr. Bigler was appointed as our President and Director on August 12, 2012 and resigned as our President in January 2013.
(3)	Mr. Levich was appointed as director of our company on December 21, 2009.
(4)	Mr. Hale was appointed as President and Director on January 28, 2013.

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

During the years ended December 31, 2013 and 2012 we received operational advances from certain members of our Board and Advisory Board. As of December 31, 2013 and 2012 we had outstanding obligations of $110,994 and $139,976 due to these individuals. The transactions were incurred by these members in the form of direct payment of Company related operating expenses and were approved by the Board of Directors.

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

By: /s/ Garrett Hale Garrett Hale, President and Director Date: April 22, 2014	By: /s/ Larry Bigler Larry Bigler Director Date: April 22, 2014

By: /s/ Robert A. Levich Robert A. Levich Director Date: April 22, 2014

