Form 10-Q
period 2014-03-31
SUNERGY INC
filed 2014-05-20
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52767

SUNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

2,210,086,450 as of March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2012
ASSETS	(Unaudited)	(Audited)

Current assets
Cash	$8,551	$2,463
Prepaid expenses	21,911	–

Total current assets	30,462	2,463

Long-term assets
Exploratory properties	1,753,497	1,753,497
Property and equipment, net	131,029	128,620

Total long-term assets	1,884,526	1,882,117

Total assets	$1,914,988	$1,884,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$578,432	$436,543
Notes payable, current portion	121,918	48,085
Convertible debt, net of discount	138,500	128,246
Accrued interest	591,488	537,488
Accounts payable to related parties	10,062	110,944
Derivative liability	–	23,531

Total current liabilities	1,440,400	1,284,837

Total liabilities	1,440,400	1,284,837

Commitments and Contingencies

Stockholders' equity
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on March 31, 2014 and December 31, 2013 is 2,210,086,450 and 2,136,465,762 respectively	2,210,089	2,136,467
Additional paid-in capital	4,595,342	4,580,399
Accumulated deficit during exploration stage	(6,330,843)	(6,117,123)

Total stockholders' equity	474,588	599,743

Total liabilities and stockholders' equity	$1,914,988	$1,884,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		January 28, 2003 (Inception) to March 31,
	2014	2013	2014

Revenue	$–	$–	$–

Operating expenses
Depreciation and amortization	13,467	12,381	156,860
General and administrative	48,565	70,259	991,532
Management salary	10,500	10,500	804,196
Exploration and development	46,755	19,500	1,021,174
Professional fees	7,311	18,147	1,239,211

Total expenses	126,598	130,787	4,212,973

Loss from operations	(126,598)	(130,787)	(4,212,973)

Other income (expenses)
Interest expense	(87,587)	(59,417)	(1,954,224)
Financing costs	–	(4,000)	(167,481)
Derivative expense	–	–	(12,079)
Gain on change in fair value of derivatives	465	–	6,017
Gain on extinguishment of debt	–	–	8,755
Gain on sale of fixed assets	–	–	1,142

Loss before income taxes	(213,720)	(194,204)	(6,330,843)

Provision for income taxes	–	–	–

Net loss	$(213,720)	$(194,204)	$(6,330,843)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	2,172,456,184	1,859,866,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC. (An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		January 28, 2003 (Inception) to March 31,
	2014	2013	2014
Operating activities
Net loss	$(213,720)	$(194,203)	$(6,330,843)
Adjustments to reconcile net loss
Depreciation and amortization	13,467	12,381	156,860
Stock-based compensation	–	–	652,140
Gain on sale of fixed asset	–	–	(1,142)
Non-cash interest expense	33,587	11,875	1,200,749
Incentive shares	–	9,416	165,281
Gain on extinguishment of debt	–	–	(8,755)
Change in fair value of derivative liability	(465)	–	(6,017)
Derivative expense	–	–	12,079
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	(21,911)	1,000	178,089
Increase in accrued interest payable	54,000	54,000	711,988
Increase in accounts payable and accrued liabilities	141,889	46,266	919,302
Increase/(decrease) in accrued-related party	(100,884)	36,906	419,673

Net cash used by operating activities	(94,037)	(22,359)	(1,930,596)

Investment activities
Acquisition of property and equipment	(15,875)	–	(300,388)
Proceeds from sale of fixed assets	–	–	1,142
Cash acquired through acquisition of subsidiary	–	–	39

Net cash used by investment activities	(15,875)	–	(299,207)

Financing activities
Repayments of loans from related parties	–	–	(98,915)
Repayments of convertible debit	–	–	(66,970)
Repayments of debt	(4,000)	–	(4,000)
Proceeds from issuance of debt	75,000	25,000	442,000
Proceeds from issuance of convertible debt	–	–	213,500
Proceeds from the sale of stock	45,000	5,000	1,739,471
Contributed capital	–	–	13,268

Net cash provided by financing activities	116,000	30,000	2,238,354

Net increase / (decrease) in cash	6,088	7,641	8,551

Cash, beginning of period	2,463	451	–

Cash, end of period	$8,551	$8,092	$8,551

Supplemental Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash activities:
Debt issued to acquire assets	$–	$–	$487,500
Stock issued to acquire assets	$–	$–	$500,000
Stock issued to settle related party payables	$–	$–	$20,000
Assets acquired through acquisition of subsidiary	$–	$–	$753,497
Liabilities assumed through acquisition of subsidiary	$–	$–	$42,725
Shares issued to acquire subsidiary	$–	$–	$290,000
Stock issued to settle accounts payable	$–	$–	$101,669
Stock issued to settle debt	$15,500	$–	$987,124
Warrants issued to acquire subsidiary	$–	$–	$420,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

SUNERGY, Inc. (the “Company”) was organized in the state of Nevada on January 28, 2003 and is an exploration phase mineral and mining company.

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

NOTE 2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements include the accounts of Sunergy, Inc. and its subsidiaries, Mikite Gold Resources Limited, a Ghanaian company, Sunergy Liberia Ltd., a Liberia corporation, and Allied Mining and Supply LLC, a Nevada limited liability company (100%). Allied Mining and Supply LLC also has one 100% owned subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. which are 100% consolidated in the condensed consolidated financial statements. All material inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company had no cash equivalents as of March 31, 2014 and December 31, 2013.

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

While we have an active market of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy), the fair value of the unregistered and restricted shares issued as valued by the quoted market price does not reflect the economic substance of the transactions; correspondingly, the quoted market price is not the most reliably measurable fair value.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s condensed consolidated financial statements.

NOTE 3. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2014, the Company had an accumulated deficit of $6,330,843. The Company has not generated any revenue and continues to incur operating losses and negative cash flows. This raises substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Exploration equipment	$269,634	$253,759
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$287,887	$272,012
Less accumulated depreciation	(156,858)	(143,392)
Property and equipment – net	$131,029	$128,620

NOTE 5. NOTES PAYABLE

During the period ended March 31, 2014 we accrued $54,000 of penalty expense, and $5,000 of financing costs related to shares issuance as an inducement to enter into a short-term commercial financing agreement. As of March 31, 2014, our outstanding notes payable balance was $121,918 and $138,500 in convertible note agreements net of debt discount, of which $48,085 are in default as of March 31, 2014. The individual notes in default carry daily interest penalties between $100 and $500. Balance of notes payable at December 31, 2013 totaled $48,085 and $128,246 of convertible debt, net of discount.

On February 20, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $20,000 due and payable in monthly installments of $4,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $24,000 is repaid.

On March 7, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $25,000 due and payable in monthly installments of $5,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $30,000 is repaid. The Company issued 5,000,000 common shares $0.001 as incentive to the lien holder to enter into the financing arrangement.

On March 11, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $20,000 due and payable in monthly installments of $4,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $24,000 is repaid.

On March 17, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $25,000 due and payable in monthly installments of $5,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $30,000 is repaid. The lender has 30 days from the date of the agreement to provide the full $25,000. As of March 31, 2013, the lender has provided $10,000 of the $25,000 financing agreement to the Company.

On January 6, 2014, the remaining unpaid and unconverted principal balance due under the June 2013 convertible note of $15,500 was converted by the note holder into 28,620,690 common shares of the company.  In conjunction with conversion of the note, the Company recognized $846 of interest expense related to the amortization of the debt discount, $24,907 of interest expense on the related conversion of the note from fair value of common shares issued to the principal amount of debt relieved. The Company recognized a gain on the change in the value of the derivative related to the convertible note from December 31, 2013 to the date of conversion of $465.

During the three months ended March 31, 2014, the Company recognized $2,833 of interest expense related to the February and March short-term commercial financing agreements noted above.

The Company entered in convertible note agreement #3, #4 and #5 in the amounts of $32,500, $53,000, and $53,000 respectively, on October 13, 2013, November 14, 2013, and December 10, 2013 respectively.  As of March 31, 2014, $138,500 principal amounts under convertible note agreements #3, #4, and #5 were outstanding. As of December 31, 2013, total convertible notes outstanding was $128,246 including $25,754 of debt discount related to the remaining principal amount outstanding convertible portion of note #2 of $15,500 that was converted on January 6, 2014.  As of December 31, 2013, the Company carries  a derivative liability related to the potential conversion of the outstanding principal amount remaining unpaid of Note #2 in the amount of $23,531. On January 6, 2014, the holder of the note converted the remaining outstanding principal balance of $15,500 plus accrued interest into 28,620,690 common shares of the Company. The notes are nine month convertible promissory notes from the date of funding and carry an 8% annual interest rate.  The notes may be repaid anytime from the date of funding until 180 days post-funding.  The repayment starts at 120% of the outstanding principal and accrued interest in the first 30 days after funding.  and may be prepaid by the Company for the first six months with an increasing repayment amount that increased by 5% for each 30 day period after funding until repaid or 181 days, whichever comes first. From day 181 till maturity, the note may be converted by the note holder at a 44% discount to the average of the three lowest trading days in the ten days prior to notice of conversion.

On Convertible Notes #3 through #5, the Company has recognized accrued interest of $788 through March 31, 2014. Interest is recognized over the life of the note which is 9 months from the date of issuance. As of March 31, 2014, Convertible Note #3 may be converted into approximately 12,000,000 common shares of the Company beginning at day 181 since date of issuance and up until the date maturity of the note. As of March 31, 2014, Convertible Note #4 and Convertible Note #5 may be converted into approximately 19,630,630 common shares per note, for a total of 39,260,260, of the Company beginning at day 181 since date of issuance and up until the date maturity of the note.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The following provides additional information for certain stock transactions that occurred since January 1, 2014. For additional details for all stock transactions please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2013 and filed with the Securities Exchange Commission on April 15, 2014.

A summary of shares issued follows:

•	During the quarter ended March 31, 2014, the Company issued 28,620,690 shares upon the conversion of the note payable #2 dated June 2013 for outstanding principal balance of $15,500; 30,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $30,000; 9,999,998 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $15,000, the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.001 per share or $5,000.

Outstanding Warrants

On March 31, 2014, the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	1,333,333	0.003	24-Apr-14
	15,000,000	0.004	22-Apr-14
	1,666,666	0.003	30-Apr-14
	30,000,000	0.003	21-May-14
	2,500,000	0.003	19-May-14
	1,333,333	0.003	25-May-14
	1,333,000	0.003	27-May-14
	6,700,000	0.003	23-May-14
	5,000,000	0.003	31-May-14
	10,000,000	0.003	1-Jul-14
	6,400,000	0.003	19-Jul-14
	3,333,333	0.003	24-Jul-14
	40,000,000	0.003	1-Aug-14
	8,000,000	0.003	1-Aug-14
	13,333,333	0.003	1-Aug-14
	13,333,333	0.003	1-Aug-14
	30,000,000	0.002	13-Sep-14
	5,000,000	0.002	18-Sep-14
	25,000,000	0.002	22-Nov-14
	7,500,000	0.002	23-Jul-14
	25,000,000	0.002	26-Nov-14
	20,000,000	0.002	7-Mar-15
	10,000,000	0.002	13-Mar-15
	1,666,666	0.003	17-Mar-15
	1,666,666	0.003	24-Mar-15
	6,666,666	0.003	28-Mar-15
Total	291,766,329

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2013	256,266,331	–	0.0023
Plus: Warrants Issued	39,999,998	–	0.0022
Less: Warrants Exercised	–	–	–
Less: Warrants Expired	(4,500,000)	–	0.0046
Total Warrants outstanding at March 31, 2014	291,766,329		0.0026

NOTE 7. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the Company considers to be in the nature of accounts payable since the obligations are incurred within the normal course of business and classified as related party accounts payable. Certain amounts for unpaid officer and director fees were classified as accounts payable to related parties in prior periods and have been reclassified for the current periods as accounts payable as they relate to normal operating business expenses of the Company. The balance due to related parties was $10,062, and $110,944 as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, Garrett Hale, our CEO, is due $49,000 in  wages due from the time he became our CEO in February 2013.  Additionally, Mr. Hale incurs expenses in his role as CEO related to payment of expenses in country and travel.  As of March 31, 2014, Mr. Hale is owed $82,476 for unpaid reimbursement requests.  As these are incurred in the normal course of our business operations, these amounts are included in accounts payable.  As of December 31, 2013, Mr. Hale was owed $89,914 for related wages and expenses which is included as accounts payable.  Additionally at December 31, 2013, Mr. Hale provided short-term funding in the amount of $22,915 that was included in accounts payable to related party payables.

As of March 31, 2014, Mr. Robert Levich, a member of our Board of Directors and former Africa Country manager, is owed $83,967 for wages due to his time as our country manager or fees earned as a member of the Board of Directors.  As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2013, Mr. Levich was owed $77,967 which was included in accounts payable to related parties.  No repayments were made to Mr. Levich during the first quarter of 2014.  The amounts due Mr. Levich were reclassified to accounts payable due to the incurring of the wages and fees as a normal course of our operating business.

NOTE 8. SUBSEQUENT EVENTS

Since March 31, 2014, our Company received the remaining $15,000 due under the short-term commercial financing agreement from March 17, 2014. Additionally, we have raised $179,815 in funding from private placements with investors, with the purpose of funding operations and repaying amounts due under the November 2013 convertible note.

On April 16, 2014 and April 23, 2104, the holder of the convertible note dated October 12, 2013, converted 7,692,308 and 4,312,500 shares respectively on the full outstanding principal amount of $32,500.

On May 12, 2014, under terms of the convertible note agreement dated November 2014, we issued payment in full of $78,884 to the holder of the convertible note dated November 14, 2014 with a principal amount of $53,000 plus accrued interest.

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

Nyinahin Concession, Ghana:

We continue to seek a reliable and substantial Joint Venture partner to handle alluvial gold extraction and recovery, but have not been able to finalize any contract to date. Additional licensing and permitting are required to do so, and we have not had adequate funding to do so.

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

Sunergy Sierra Leone Limited: Work End of 2013 through First Quarter 2014

Our work in 2013 consisted of focusing our efforts in the renewal of the exploration license in Sierra Leone with the Ministry of Mines and furthering and deploying available equipment to currently operating projects. We have three dredges that we own in Sierra Leone, two vehicles and a medium sized wash plant suitable for handling up to 100 ton/hour of feed material. Two dredges are currently operating on projects, with the third being modified in Sierra Leone and reading for deployment on a new proposed project in Kono district. We also have a land based operation we operate as well. We now have 4 licensed opportunities in Sierra Leone and plan to grow our fleet to accommodate this activity. Our expenditures for the next 12 months are projected to be approximately $250,000 inclusive of operations and equipment purchases.

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

Liberia, Sunergy Liberia Limited:

In addition, we continue our development work of relationships across the African region which included the opening of a wholly-owned subsidiary in Liberia, Sunergy Liberia Ltd. We started visiting Liberia in October 2013, pursuant to an invitation by a local businessman to come and see what mining and business opportunities were available. Since that time and subsequent to December 31, 2013 we have entered into formal agreements to engage in support of existing artisanal (Class C) licensed operations. We now have two dredges that we own operating in Liberia, one vehicle and a larger wash plant capable of processing from 50 tons/hour up to 300tons/hour. Our immediate plan is to move the Liberian wash plant to Kono District, Sierra Leone, where more gravels are available for washing on a year round basis. We now have 3 licensed opportunities in Liberia and plan to grow our fleet of dredges to accommodate this growth. We may move the smaller wash plant to Liberia to handle our own year round operations there. Our expenditures for the next 12 months are budgeted to be $250,000 inclusive of operations and equipment purchases.

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

Results of Operations – Three months Ended March 31, 2014 and 2013

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the period ended March 31, 2014. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Our operating expenses for the three months ended March 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended March 31,
	2014	2013	Change
Depreciation and amortization	$13,467	$12,381	$1,086
General and administrative	$48,565	$70,259	$(21,694)
Management salary	$10,500	$10,500	$–
Exploration and development	$46,755	$19,500	$27,255
Professional fees	$7,311	$18,147	$(10,836)

Revenue

We are an exploration stage entity and have not commenced any revenue producing activities since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions.

Expenses

The decrease in operating expenses for the three months ended March 31, 2014, compared to the same period in fiscal 2013, was mainly due to a decrease in general and administrative expenses as the Company continued to focus on exploration and operations in country during the first quarter of 2014 as compared to 2013. During the period, members of the Company’s exploration team were able to visit operations in Sierra Leone and Liberia and expended funds to further exploration operations.

Other Expenses

	Three Months Ended March 31,
	2014	2013	Change
Interest expense	$87,587	$63,417	$24,170
Gain on change in fair value of derivatives	$(465)	$–	$(465)

Interest and financing expenses increased by $24,170 primarily relating to the recognition of the discount on debt of the convertible note agreement dated June 2013 remaining unpaid principal balance of $15,500 that was converted in early 2014. Correspondingly, the gain on derivative related to the change in the fair value of the convertible instrument as of the date of conversion.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however; from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

	March 31, 2014	December 31, 2013	Change
Current assets	$30,462	$2,463	$27,999
Current liabilities	$1,440,400	$1,284,837	$155,563
Working Capital	$(1,409,938)	$(1,282,374)	$(127,564)

Cashflow

	Three Months Ended March 31,
	2014	2013	Change
Net cash used in operating activities	$(94,037)	$(22,359)	$(71,687)
Net cash provided/(used) in investing activities	$(15,875)	$–	$(15,875)
Net cash provided/(used) by financing activities	$116,000	$30,000	$86,000
Net increase/(decrease) in cash during period	$6,088	$7,641	$(1,562)

Our total assets at March 31, 2014 were $1,914,988. Our financial statements report a net loss of $213,720 for the three months ended March 31, 2014 and a net loss of $6,330,843 for the period from January 28, 2003 (date of inception) to March 31, 2014. We had a cash balance of $8,551 as of March 31, 2014.

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

During the first three months, the Company has focused its efforts on deploying available equipment within Liberia and Sierra Leone to mining concessions available to the Company under contract with the mineral concession owner or under our own license. The company has been successful in covering our on-going operational expenses, through the issuance of equity instruments which will allow a larger percentage of incoming capital to be used to expand our exploration activity.

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

Item 1A. Risk Factors

We have had no material changes in our risk factors as disclosed in our Form 10-K for the year ended December 31, 2013 filed on April 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the months ended March 31, 2014.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2013 and filed with the Securities Exchange Commission on April 15, 2014.

During the quarter ended March 31, 2014, the Company issued 28,620,690 shares upon the conversion of the note payable #2 dated June 2013 for outstanding principal balance of $15,500; 30,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $30,000; 9,999,998 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $15,000, the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.001 per share or $5,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2008)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on August 26, 2010)
(10)	Material Contracts
10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)
10.2	Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.3	Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.4	Membership Purchase Agreement dated October 18, 2010 between our company and Allied Mining and Supply, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2011)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on April 20, 2009)
(21)	Subsidiaries of the Registrant
21.1	Allied Mining and Supply, LLC, a Nevada limited liability company Mikite Gold Resources Limited, a Ghanaian company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date:	May 20, 2014	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

