Form 10-Q
period 2014-06-30
SUNERGY INC
filed 2014-08-19
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52767

SUNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

2,382,248,399 as of June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$734	$2,463
Prepaid expenses	1,009	–

Total current assets	1,743	2,463

Long-term assets
Exploratory properties	1,753,497	1,753,497
Property and equipment, net	146,686	128,620

Total long-term assets	1,900,183	1,882,117

Total assets	$1,901,926	$1,884,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$676,810	$436,543
Notes payable	147,085	48,085
Convertible debt, net of discount	74,000	128,246
Accrued interest	656,398	537,488
Accounts payable to related parties	26,262	110,944
Derivative liability	–	23,531

Total current liabilities	1,580,555	1,284,837

Total liabilities	1,580,555	1,284,837

Commitments and Contingencies

Stockholders' equity
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on June 30, 2014 and December 31, 2013 is 2,382,248,399 and 2,136,465,762 respectively	2,382,251	2,136,467
Additional paid-in capital	4,729,077	4,580,399
Retained earnings	(6,789,957)	(6,117,123)

Total stockholders' equity	321,371	599,743

Total liabilities and stockholders' equity	$1,901,926	$1,884,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$–	$–	$–	$–

Operating expenses
Depreciation and amortization	13,468	13,467	26,935	25,848
General and administrative	110,048	54,614	158,613	124,873
Management salary	10,500	10,500	21,000	21,000
Exploration and development	72,545	43,649	119,300	63,149
Professional fees	83,356	146,277	90,667	164,424

Total expenses	289,917	268,507	416,515	399,294

(Loss) from operations	(289,917)	(268,507)	(416,515)	(399,294)

Other income (expenses)
Interest expense	(150,933)	(59,600)	(238,520)	(119,017)
Financing costs	–	–	–	(4,000)
Derivative expense	(32,846)	–	(32,846)	–
Gain on change in fair value of derivatives	14,582	–	15,047	–

(Loss) before income taxes	(459,114)	(328,107)	(672,834)	(522,311)

Provision for income taxes	–	–	–	–

Net (loss)	$(459,114)	$(328,107)	$(672,834)	$(522,311)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	2,313,692,903	1,896,856,989	2,243,464,700	1,878,464,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities
Net loss	$(672,834)	$(522,311)
Adjustments to reconcile net loss
Depreciation and amortization	26,935	25,848
Stock-based compensation	–	73,750
Non-cash interest expense	65,687	14,416
Change in fair value of derivative liability	(15,047)	–
Derivative expense	32,846	–
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	(1,009)	1,000
Increase in accrued interest payable	118,910	108,600
Increase in accounts payable and accrued liabilities	240,267	182,507
Increase/(decrease) in accrued-related party	(84,684)	(5,414)

Net cash used by operating activities	(288,929)	(121,604)

Investment activities
Acquisition of property and equipment	(45,000)	(6,500)

Net cash used by investment activities	(45,000)	(6,500)

Financing activities
Repayments of convertible debit	(106,000)	–
Repayments of debt	(16,000)	–
Proceeds from issuance of debt	115,000	100,000
Proceeds from issuance of convertible debt	74,000	–
Proceeds from the sale of stock	265,200	28,500

Net cash provided by financing activities	332,200	128,500

Net increase / (decrease) in cash	(1,729)	396

Cash, beginning of period	2,463	451

Cash, end of period	$734	$847

Supplemental Information:
Interest paid	$53,924	$–
Income taxes paid	$–	$–

Non-cash activities:
Stock issued to settle debt	$48,000	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

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

NOTE 2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements include the accounts of Sunergy, Inc. and its subsidiaries, Mikite Gold Resources Limited, a Ghanaian company, Sunergy Liberia Ltd., a Liberia corporation, and Allied Mining and Supply LLC, a Nevada limited liability company (100%). Allied Mining and Supply LLC also has one 100% owned subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. which are 100% consolidated in the condensed consolidated financial statements. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions included in our condensed consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to derivative liability, equity instruments and share based compensation.

Cash

Cash include cash in banks and financial instruments which mature within three months of the date of purchase. The Company had no cash equivalents as of June 30, 2014 and December 31, 2013.

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

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Pronouncements

As of the date of this filing, the Company has implemented accounting standards updated 2014-10, Development Stage Entities as codified in Topic 915 which eliminates the inception-to-date reporting for development state entities and identification of the financial statements of a exploration stage company. Adoption of this new guidance was permitted early for any financial statements not yet issued as of the date of the guidance. Adoption of this new guidance resulted in only changes removal of the inception-to-date reporting in the financial statements and certain related disclosures.

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

NOTE 3. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2014, the Company had an accumulated deficit of $6,789,957. The Company has not generated any revenue and continues to incur operating losses and negative cash flows. This raises substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

While we have been successful in raising enough capital to pay for our exploration and general and administrative fees, we have not had the ability to raise any significant additional capital to materially advance our exploration and mining operations. We continue to actively pursue additional sources of capital, however, there is no guarantee these efforts will be successful.

NOTE 4. PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Exploration equipment	$298,759	$253,759
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$317,012	$272,012
Less accumulated depreciation	(170,326)	(143,392)
Property and equipment – net	$146,686	$128,620

NOTE 5. NOTES PAYABLE

During the period ended June 30, 2014 we accrued $108,600 of penalty expense, and $25,000 of financing costs related to shares issuance as an inducement to enter into a short-term commercial financing agreement. As of June 30, 2014, our outstanding notes payable balance was $147,085 and $74,000 in convertible note agreements net of debt discount, of which $48,085 are in default as of June 30, 2014. The individual notes in default carry daily interest penalties between $100 and $500. Balance of notes payable at December 31, 2013 totaled $48,085 and $128,246 of convertible debt, net of discount.

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

On March 17, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $25,000 due and payable in monthly installments of $5,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $30,000 is repaid. The lender has 30 days from the date of the agreement to provide the full $25,000. The Company issued 5,000,000 common shares $0.0015 as incentive to the lien holder to enter into the financing arrangement.

On June 6, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $25,000 due and payable full in one year per month. The Company issued 5,000,000 common shares $0.0025 as incentive to the lien holder to enter into the financing arrangement.

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

In April 2014, the unpaid and unconverted principal balance due under the October 2013 convertible note of $32,500 was converted by the note holder into 12,004,808 common shares of the company.  In conjunction with conversion of the note, the Company recognized $1,972 of interest expense related to the amortization of the debt discount, $12,961 of interest expense on the related conversion of the note from fair value of common shares issued to the principal amount of debt relieved. The Company recognized a gain on the change in the value of the derivative related to the convertible note from December 31, 2013 to the date of conversion of $14,582.

In May 2014, the Company repaid the amounts due under convertible note agreement #4 of $53,000. The Company repaid $78,894 that included a 45% prepayment penalty on the principal and interest due under the note and recognized $25,894 as interest expense during the period.

In June 2014, the Company repaid the amounts due under convertible note agreement #5 of $53,000. The Company repaid $78,929 that included a 45% prepayment penalty on the principal and interest due under the note and recognized $25,929 as interest expense during the period.

During the six months ended June 30, 2014, the Company recognized $10,310 of interest expense related to the short-term commercial financing agreements noted above.

The Company entered in convertible note agreement #3, #4 and #5 in the amounts of $32,500, $53,000, and $53,000 respectively, on October 13, 2013, November 14, 2013, and December 10, 2013 respectively.  As of June 3, 2014, these notes had been converted or repaid in cash. In April 2014 and May 2014, the Company entered into convertible note agreement #2014-1 and #2014-2 for $41,500 and $32,500 respectively these amounts remain outstanding as of June 30, 2014. As of December 31, 2013, total convertible notes outstanding was $128,246 including $25,754 of debt discount related to the remaining principal amount outstanding convertible portion of note #2 of $15,500 that was converted on January 6, 2014. As of December 31, 2013, the Company carries a derivative liability related to the potential conversion of the outstanding principal amount remaining unpaid of Note #2 in the amount of $23,531. On January 6, 2014, the holder of the note converted the remaining outstanding principal balance of $15,500 plus accrued interest into 28,620,690 common shares of the Company. In April 2014, the holder of the note #3 converted the outstanding principal balance of $32,500 plus accrued interest into 12,004,808 common shares of the Company. The notes are nine month convertible promissory notes from the date of funding and carry an 8% annual interest rate. Interest is recognized over the life of the note which is 9 months from the date of issuance. The notes may be repaid anytime from the date of funding until 180 days post-funding. The repayment starts at 120% of the outstanding principal and accrued interest in the first 30 days after funding.  and may be prepaid by the Company for the first six months with an increasing repayment amount that increased by 5% for each 30 day period after funding until repaid or 181 days, whichever comes first. From day 181 till maturity, the note may be converted by the note holder at a 44% discount to the average of the three lowest trading days in the ten days prior to notice of conversion.

As of June 30, 2014, Convertible Note #2014-1 may be converted into approximately 26,791,478 common shares of the Company beginning at day 181 since date of issuance and up until the date maturity of the note. As of June 30, 2014, Convertible Note #2014-2 may be converted into approximately 20,981,278 common shares per note, for a total of 47,772,756, of the Company beginning at day 181 since date of issuance and up until the date maturity of the note.

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

A summary of shares issued follows:

•	During the three months March 31, 2014, the Company issued 28,620,690 shares upon the conversion of the note payable #2 dated June 2013 for outstanding principal balance of $15,500; 30,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $30,000; 9,999,998 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $15,000, the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.001 per share or $5,000.

•	During the three months ended June 30, 2014, the Company issued 12,004,808 shares upon the conversion of the note payable #3 dated October 2013 for outstanding principal balance of $32,500; 60,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $60,000; 52,099,999 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $78,200; 32,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for total cash of $64,000; 3,200,000 equity units at $0.0025 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share for total cash of $8,000; 2,857,142 equity units at $0.0035 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.007 per share for total cash of $10,000; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0015 per share or $7,500; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0025 per share or $12,500.

Outstanding Warrants

On June 30, 2014, the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	10,000,000	0.003	1-Jul-14
	6,400,000	0.003	19-Jul-14
	3,333,333	0.003	24-Jul-14
	40,000,000	0.003	1-Aug-14
	8,000,000	0.003	1-Aug-14
	13,333,333	0.003	1-Aug-14
	13,333,333	0.003	1-Aug-14
	30,000,000	0.002	13-Sep-14
	5,000,000	0.002	18-Sep-14
	25,000,000	0.002	22-Nov-14
	7,500,000	0.002	23-Jul-14
	25,000,000	0.002	26-Nov-14
	20,000,000	0.002	7-Mar-15
	10,000,000	0.002	13-Mar-15
	1,666,666	0.003	17-Mar-15
	1,666,666	0.003	24-Mar-15
	6,666,666	0.003	28-Mar-15
	3,333,333	0.003	1-Apr-15
	1,200,000	0.005	2-Apr-15
	13,300,000	0.003	2-Apr-15
	2,000,000	0.005	4-Apr-15
	3,333,333	0.003	7-Apr-15
	3,333,333	0.003	8-Apr-15
	6,666,667	0.003	17-Apr-15
	1,428,571	0.007	23-Apr-15
	1,428,571	0.007	29-Apr-15
	5,000,000	0.004	6-May-15
	10,000,000	0.004	6-May-15
	2,000,000	0.004	9-May-15
	30,000,000	0.002	9-May-15
	9,900,000	0.002	9-May-15
	19,000,000	0.002	12-May-15
	2,500,000	0.004	12-May-15
	1,100,000	0.002	12-May-15
	3,400,000	0.003	21-May-15
	17,333,333	0.003	6-Jun-15
	12,500,000	0.004	6-Jun-15
	1,400,000	0.003	16-Jun-15
Total	377,057,138

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2013	256,266,331	–	0.0023
Plus: Warrants Issued	190,157,139	–	0.0028
Less: Warrants Exercised	–	–	–
Less: Warrants Expired	(69,366,332)	–	0.0033
Total Warrants outstanding at June 30, 2014	377,057,138		0.0026

NOTE 7. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the Company considers to be in the nature of accounts payable since the obligations are incurred within the normal course of business and classified as related party accounts payable. Certain amounts for unpaid officer and director fees were classified as accounts payable to related parties in prior periods and have been reclassified for the current periods as accounts payable as they relate to normal operating business expenses of the Company. The balance due to related parties was $26,262, and $110,944 as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, Garrett Hale, our CEO, is due $59,500 in wages due from the time he became our CEO in February 2013. Additionally, Mr. Hale incurs expenses in his role as CEO related to payment of expenses in country and travel. As of June 30, 2014, Mr. Hale is owed $75,019 for unpaid reimbursement requests. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable.  As of December 31, 2013, Mr. Hale was owed $89,914 for related wages and expenses which is included as accounts payable. Additionally at as of June 30, 2014 and December 31, 2013, Mr. Hale provided short-term funding in the amount of $16,200 and $22,915 respectively that was included in accounts payable to related party payables.

As of June 30, 2014, Mr. Robert Levich, a member of our Board of Directors and former Africa Country manager, is owed $89,967 for wages due to his time as our country manager or fees earned as a member of the Board of Directors. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2013, Mr. Levich was owed $77,967 which was included in accounts payable to related parties. No repayments were made to Mr. Levich during the period ended June 30, 2014. The amounts due Mr. Levich were reclassified to accounts payable due to the incurring of the wages and fees as a normal course of our operating business.

As of June 30, 2014, Mr. Larry Bigler, a member of our Board of Directors and former CEO, is owed $29,500 for wages due to his time as our CEO or fees earned as a member of the Board of Directors. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2013, Mr. Bigler was owed $17,500 which was included in accounts payable to related parties. No repayments were made to Mr. Bigler during the period ended June 30, 2014.

NOTE 8. SUBSEQUENT EVENTS

Since June 30, 2014, our Company received the remaining $4,850 in short-term funding from our CEO in demand notes payable. On July 23, 2014, we received $32,500 under convertible debenture #2014-3 with the same terms and conditions as described in Note 5 above. Additionally, the Company has raised $30,000 in funding from private placements with investors, with the purpose of funding operations.

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

Nyinahin Concession, Ghana:

We continue to seek a reliable and substantial Joint Venture partner to handle alluvial gold extraction and recovery, but have not been able to finalize any contract to date. Additional licensing and permitting are required to do so, and we have not had adequate funding to do so. Ghana economic conditions are having a negastive effect on mining now. Newmont has ceased all exploration activities and Kinross has just laid off over 300 persons. The Ghana government is seeking an IMF or World Bank bailout assistance at this time, so the viable future of our Ghana concession is questionable at this time.

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

Pampana River Concession, Sierra Leone:

The Pampana River concession is an alluvial mining concession consisting of renewable Exploration License No. EXPL 5/2009 which was issued to Allied Mining and Supply Ltd. (AMS) on August 12, 2009. We have submitted an application for the renewal of such license with the Sierra Leone Ministry of Mines. During this process of renewal, we were required to identify certain areas that could be shed from the exploration licenses as part of the requirement of renewal. We identifed approximately 25 sq km of non-river and non-gold bearing land that was shed in the pending application. We continue to discuss the exploration budget required going forward, to arrive at an amount that we are prepared to commit to. Under the new laws covering exploration licenses, any amount agreed to and not able to be audited as having been spent, the difference must be paid to the Treasury of Sierra Leone.

When we purchased the Pampana River concession in October of 2010, Allied Mining and Supply had been conducting exploration there for two years and had laid out a program to exploit the newly discovered rare earth elements in the heavy mineral sands that exist in association with the gold.

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

Sunergy Sierra Leone Limited: 2014 Exploration Work through Second Quarter 2014

Our work in 2013 consisted of focusing our efforts in the renewal of the exploration license in Sierra Leone with the Ministry of Mines and deploying available equipment to currently operating projects. We have three dredges that we own in Sierra Leone, two vehicles and a medium sized wash plant suitable for handling up to 100 ton/hour of feed material. Two dredges are currently operating on projects. The third is being used for support. We have a land based operation we operate in Kono District. We now have 4 licensed opportunities in Sierra Leone and plan to grow our fleet to accommodate this activity. The ebola virus outbreak in Sierra Leone has not interrupted our operations, but has required us to move our equipment into the Kono area because this is the region in Sierra Leone that is least affected by the virus. Our expenditures for the next 12 months are projected to be approximately $250,000 inclusive of operations and equipment purchases.

Liberia, Sunergy Liberia Limited:

We continue our development work of relationships across the African region which included the opening of a wholly-owned subsidiary in Liberia, Sunergy Liberia Ltd. We started visiting Liberia in October 2013, pursuant to an invitation by a local businessman to come and see what mining and business opportunities were available. Since that time and subsequent to December 31, 2013 we have entered into formal agreements to engage in support of existing artisanal (Class C) licensed operations. We now have two dredges that we own operating in Liberia, one vehicle and a larger wash plant capable of processing from 50 tons/hour up to 300tons/hour. We had planned to move the new wash plant to Sierra Leone, but early rains and a bad road have deferred those plans until the rains stop. The Sierra Leone government has signed a highway improvement contract which will finish the new construction on the road to Liberia by next summer. This will enable free travel between the countries any time of year in the future. We now have 3 licensed opportunities that we own in Liberia and 12 licenses we support and partner with local artisan miners.

Ebola virus in Liberia has not interrupted our mining activities there to date. We are mindful of the risks and follow all the recommended procedures by the Department of Health. Our expenditures for the next 12 months are budgeted to be $250,000 inclusive of operations and equipment purchases.

Housing Sierra Leone: We have undertaken an affordable housing project in Sierra Leone where we are proposing to relocate all or a portion of 30 villages in the area of the new airport outside Freetown. This is a five year project and we have hired a local Civil Engineer in Freetown to provide hands on liaison with the Civil Aviation authorities, Ministries of Finance and Transportation for the purpose of finalizing our proposal.

Housing Nigeria: Recent meetings with Nigeria’s Ministry of Housing and Directors of Access Bank of Nigeria have resulted in our being invited to submit building proposals for an initial 10,000 affordable homes in Nigeria. Their ongoing housing needs exceed 12,000,000 housing units over the next five to 10 years. A trip to Nigeria is planned around mid September.

Solar Power Projects: We have signed a Joint Venture agreement with a substantial US solar power provider to assist in developments of solar projects in Liberia. We are discussing a Joint development plan for Nigeria with our partner as well. Our projects typically involve installations of PV solar panels from 50 to 100 mega watts to dovetail with existing Hydro Electric projects. In Liberia, during the dry season, river water is low and so is power output, so the solar acts to even the power out. Management of these installations is required as well and our partner is in this business globally. We have just completed meetings with Nigerian Power Ministry and have been invited to submit solar power proposals. Discussions with Senegal regarding solar projects is ongoing. More detail will be forthcoming as available.

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

Results of Operations – Three months Ended June 30, 2014 and 2013

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the three months ended June 30, 2014. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Our operating expenses for the three months ended June 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended June 30,
	2014	2013
Depreciation and amortization	$13,467	$13,467
General and administrative	$110,048	$54,614
Management salary	$10,500	$10,500
Exploration and development	$72,545	$43,649
Professional fees	$83,356	$146,277

Revenue

We are an exploration stage entity and have not commenced any revenue producing activities since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions.

Expenses

The increase in operating expenses for the three months ended June 30, 2014, compared to the same period in fiscal 2013, was mainly due to a decrease in general and administrative expenses related to certain marketing contracts and an increase in exploration and development related to the hiring of David Price in late FY2013 to run the Company’s exploration projects in Africa. During the period, members of the Company’s exploration team were able to visit operations in Sierra Leone and Liberia and expended funds to further exploration operations.

Other Expenses

	Three Months Ended June 30,
	2014	2013
Interest expense	$150,933	$59,600
Derivative expense	$32,846	$–
Gain on change in fair value of derivatives	$(14,582)	$–

Interest and financing expenses increased by $91,333 primarily relating to the prepayment interest penalty of 45% on the repayment of convertible note #4 and #5 from 2013. Additionally, we recognized $32,846 of derivative expense relating to the 181 day recognition of the ability for the note holder to convert note #3 into common shares of the company. From the date of available conversion to the actual conversion by the note holder, the Company recognized a gain of $14,582.

Results of Operations – Six months Ended June 30, 2014 and 2013

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the six months ended June 30, 2014. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Our operating expenses for the six months ended June 30, 2014 and 2013 are outlined in the table below:

	Six Months Ended June 30,
	2014	2013
Depreciation and amortization	$26,935	$25,848
General and administrative	$158,613	$124,873
Management salary	$21,000	$21,000
Exploration and development	$119,300	$63,149
Professional fees	$90,667	$164,424

Expenses

The increase in operating expenses for the six months ended June 30, 2014, compared to the same period in fiscal 2013, was mainly due to a decrease in general and administrative expenses related to certain marketing contracts and an increase in exploration and development related to the hiring of David Price in late FY2013 to run the Company’s exploration projects in Africa. During the period, members of the Company’s exploration team were able to visit operations in Sierra Leone and Liberia and expended funds to further exploration operations.

Other Expenses

	Six Months Ended June 30,
	2014	2013
Interest expense	$238,520	$119,017
Financing costs	$–	$4,000
Derivative expense	$32,846	$–
Gain on change in fair value of derivatives	$(15,047)	$–

Interest and financing expenses increased by $119,503 primarily relating to the prepayment interest penalty of 45% on the repayment of convertible note #4 and #5 from 2013 and recognition of interest on the notes. Additionally, we recognized $32,846 of derivative expense relating to the 181 day recognition of the ability for the note holder to convert note #3 into common shares of the company. From the date of available conversion to the actual conversion by the note holder, the Company recognized a gain of $15,047.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however; from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

	June 30, 2014	December 31, 2013	Change
Current assets	$1,743	$2,463	$(720)
Current liabilities	$1,580,555	$1,284,837	$295,718
Working Capital	$(1,578,812)	$(1,282,374)	$(294,998)

Cashflow

	Six Months Ended June 30,
	2014	2013	Change
Net cash used in operating activities	$(288,929)	$(121,604)	$(167,325)
Net cash provided/(used) in investing activities	$(45,000)	$(6,500)	$(38,500)
Net cash provided/(used) by financing activities	$332,200	$128,500	$203,700
Net increase/(decrease) in cash during period	$(1,729)	$396	$2,125

Our total assets at June 30, 2014 were $1,901,926. Our financial statements report a net loss of $672,834 for the six months ended June 30, 2014 and a net loss of $6,789,957 for the period from January 28, 2003 (date of inception) to June 30, 2014. We had a cash balance of $734 as of June 30, 2014.

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

During the first six months, the Company has focused its efforts on deploying available equipment within Liberia and Sierra Leone to mining concessions available to the Company under contract with the mineral concession owner or under our own license. The company has been successful in covering our on-going operational expenses, through the issuance of equity instruments which will allow a larger percentage of incoming capital to be used to expand our exploration activity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the months ended June 30, 2014.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2013 and filed with the Securities Exchange Commission on April 15, 2014.

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

During the three months ended June 30, 2014, the Company issued 12,004,808 shares upon the conversion of the note payable #3 dated October 2013 for outstanding principal balance of $32,500; 60,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $60,000; 52,099,999 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $78,200; 32,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for total cash of $64,000; 3,200,000 equity units at $0.0025 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share for total cash of $8,000; 2,857,142 equity units at $0.0035 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.007 per share for total cash of $10,000; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0015 per share or $7,500; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0025 per share or $12,500.

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

SUNERGY, INC.

Date:	August 19, 2014	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

