Form 10-Q/A
period 2014-06-30
SUNERGY INC
filed 2014-08-20
CIK 1261487

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

2,382,248,399 as of June 30, 2014

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. The Interactive Data Files were included in the Form 10-Q, as filed, however, they truncated upon transmission. No other changes have been made to the Form 10-Q, as originally filed on August 19, 2014.

Item 6. Exhibits

Exhibit Number	Description

101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

18

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

19