Form 10-Q
period 2014-09-30
SUNERGY INC
filed 2014-11-19
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52767

SUNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

2,493,617,420 as of November 18, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$1,010	$2,463
Prepaid expenses	505	–

Total current assets	1,515	2,463

Long-term assets
Exploratory properties	1,753,497	1,753,497
Property and equipment, net	133,218	128,620

Total long-term assets	1,886,715	1,882,117

Total assets	$1,888,230	$1,884,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$687,849	$436,543
Notes payable	118,085	48,085
Convertible debt, net of discount	106,500	128,246
Accrued interest	716,241	537,488
Accounts payable to related parties	35,662	110,944
Derivative liability	–	23,531

Total current liabilities	1,664,337	1,284,837

Total liabilities	1,664,337	1,284,837

Stockholders' equity
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on September 30, 2014 and December 31, 2013 is 2,443,914,732 and 2,136,465,762 respectively	2,443,917	2,136,467
Additional paid-in capital	4,756,244	4,580,399
Accumulated deficit	(6,976,268)	(6,117,123)

Total stockholders' equity	223,893	599,743

Total liabilities and stockholders' equity	$1,888,230	$1,884,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$–	$–	$–	$–

Operating expenses
Depreciation and amortization	13,467	13,468	40,402	39,316
General and administrative	34,404	33,221	193,017	158,094
Management salary	10,500	10,500	31,500	31,500
Exploration and development	28,122	16,711	147,422	79,860
Professional fees	35,641	24,536	126,308	188,960

Total expenses	122,134	98,436	538,649	497,730

Loss from operations	(122,134)	(98,436)	(538,649)	(497,730)

Other income (expenses)
Interest expense	(64,177)	(95,534)	(302,697)	(214,551)
Financing costs	–	–	–	(4,000)
Derivative expense	–	–	(32,846)	–
Gain/(loss) on change in fair value of derivatives	–	(474)	15,047	(474)
Gain/(loss) on sales of fixed assets	–	1,142	–	1,142)

Loss before income taxes	(186,311)	(193,302)	(859,145)	(715,613)

Provision for income taxes	–	–	–	–

Loss	$(186,311)	$(193,302)	$(859,145)	$(715,613)

Loss per common share:
Basic & Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic & Diluted	2,428,081,732	1,998,979,952	2,305,679,964	1,919,077,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities
Net loss	$(859,145)	$(715,613)
Adjustments to reconcile net loss
Depreciation and amortization	40,402	39,316
Stock-based compensation	15,500	88,750
Non-cash interest expense	65,686	54,750
Change in fair value of derivative liability	(15,047)	474
Derivative expense	32,846	–
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	(505)	1,000
Increase in accrued interest payable	182,086	163,800
Increase in accounts payable and accrued liabilities	251,306	232,839
Increase/(decrease) in accrued-related party	(75,282)	3,575

Net cash used by operating activities	(362,153)	(131,109)

Investment activities
Acquisition of property and equipment	(45,000)	(6,500)

Net cash used by investment activities	(45,000)	(6,500)

Financing activities
Repayments of convertible debt	(106,000)	–
Repayments of debt	(20,000)	–
Proceeds from issuance of debt	115,000	25,000
Proceeds from issuance of convertible debt	106,500	75,000
Proceeds from the sale of stock	310,200	38,500

Net cash provided by financing activities	405,700	138,500

Net increase / (decrease) in cash	(1,453)	891

Cash, beginning of period	2,463	451

Cash, end of period	$1,010	$1,342

Supplemental Information:
Interest paid	$54,424	$–
Income taxes paid	$–	$–

Non-cash activities:
Stock issued to settle debt	$73,000	$110,000
Stock issued to settle accounts payable	$–	$101,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

SUNERGY, Inc. (the “Company”) was organized in the state of Nevada on January 28, 2003 and is an exploration phase mineral and mining company.

The Company has precious and rare earth element (“REE”), and diamond mineral properties located in the Republic of Ghana, Liberia and Sierra Leone, Africa and has not yet determined whether these properties contain reserves that are economically recoverable . The recoverability, if any, of amounts from these properties will be dependent upon the discovery of economically recoverable reserves located within the property interests held by the Company, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

The unaudited condensed consolidated financial statements include the accounts of Sunergy, Inc. and its subsidiaries, Mikite Gold Resources Limited, a Ghanaian company, Sunergy Liberia Ltd., a Liberia corporation, and Allied Mining and Supply LLC, a Nevada limited liability company (100%). Allied Mining and Supply LLC also has one 100% owned subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. which are 100% consolidated in the condensed consolidated financial statements. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions included in our condensed consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to derivative liability, equity instruments and share based compensation.

Cash

Cash include cash in banks and financial instruments which mature within three months of the date of purchase. The Company had no cash equivalents as of September 30, 2014 and December 31, 2013.

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

Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for property and equipment held at September 30, 2014 and December 31, 2013 is five years.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2014, the Company had an accumulated deficit of $6,976,268. The Company has not generated any revenue and continues to incur operating losses and negative cash flows. This raises substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

While we have been successful in raising enough capital to pay for our exploration and general and administrative fees, we have not had the ability to raise any significant additional capital to materially advance our exploration and mining operations. We continue to actively pursue additional sources of capital, however, there is no guarantee these efforts will be successful.

NOTE 4. PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Exploration equipment	$298,759	$253,759
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$317,012	$272,012
Less accumulated depreciation	(183,794)	(143,392)
Property and equipment – net	$133,218	$128,620

NOTE 5. NOTES PAYABLE

During the period ended September 30, 2014 we accrued $163,800 of penalty expense, and $25,000 of financing costs related to shares issuance as an inducement to enter into a short-term commercial financing agreement. These amounts are recorded as part of our interest expense reported for the nine months then ended. As of September 30, 2014, our outstanding notes payable balance was $118,085 and $106,500 in convertible note agreements net of debt discount, of which $48,085 are in default as of September 30, 2014. The individual notes in default carry daily interest penalties between $100 and $500. Balance of notes payable at September 30, 2014 and December 31, 2013 totaled $48,085 and $128,246 of convertible debt, net of discount, respectively.

Transactions relating to short-term financing are as followings:

On February 20, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $20,000 due and payable in monthly installments of $4,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $24,000 is repaid. As of September 30, 2014, we have repaid the principal amount of $20,000 and accrued the interest expense of $4,000 due under the agreement.

On March 7, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $25,000 due and payable in monthly installments of $5,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $30,000 is repaid. The Company issued 5,000,000 common shares $0.001 as incentive to the lien holder to enter into the financing arrangement. On July 18, 2014, we agreed to settle the amount outstanding under this agreement for 28,333,000 shares of common stock representing $25,000 of unpaid principal and $3,333 of accrued interest.

On March 11, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $20,000 due and payable in monthly installments of $4,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $24, 000 is repaid with the difference accrued to interest expense over the length of the agreement.

On March 17, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $25,000 due and payable in monthly installments of $5,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $30,000 is repaid with the difference accrued to interest expense over the length of the agreement. The lender has 30 days from the date of the agreement to provide the full $25,000. The Company issued 5,000,000 common shares $0.0015 as incentive to the lien holder to enter into the financing arrangement which is recorded as interest expense.

On June 6, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $25,000 due and payable full in one year per month. The Company issued 5,000,000 common shares $0.0025 as incentive to the lien holder to enter into the financing arrangement.

During the nine months ended September 30, 2014, the Company recognized $18,286 of interest expense related to the short-term commercial financing agreements noted above.

Transactions related to convertible debt are as follows:

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

The Company entered in convertible note agreement #3, #4 and #5 in the amounts of $32,500, $53,000, and $53,000 respectively, on October 13, 2013, November 14, 2013, and December 10, 2013 respectively.  As of June 3, 2014, these notes had been converted or repaid in cash. In April 2014, May 2014, and July 2014, the Company entered into convertible note agreement #2014-1, #2014, and #2014-3 for $41,500, $32,500, $32,500 respectively these amounts remain outstanding as of September 30, 2014. As of December 31, 2013, total convertible notes outstanding was $128,246 including $25,754 of debt discount related to the remaining principal amount outstanding convertible portion of note #2 of $15,500 that was converted on January 6, 2014. As of December 31, 2013, the Company carries a derivative liability related to the potential conversion of the outstanding principal amount remaining unpaid of Note #2 in the amount of $23,531. On January 6, 2014, the holder of the note converted the remaining outstanding principal balance of $15,500 plus accrued interest into 28,620,690 common shares of the Company. In April 2014, the holder of the note #3 converted the outstanding principal balance of $32,500 plus accrued interest into 12,004,808 common shares of the Company. The notes are nine month convertible promissory notes from the date of funding and carry an 8% annual interest rate. Interest is recognized over the life of the note which is 9 months from the date of issuance. The notes may be repaid anytime from the date of funding until 180 days post-funding. The repayment starts at 120% of the outstanding principal and accrued interest in the first 30 days after funding.  and may be prepaid by the Company for the first six months with an increasing repayment amount that increases by 5% for each 30 day period after funding until repaid or 181 days, whichever comes first. From day 181 till maturity, the note may be converted by the note holder at a 44% discount to the average of the three lowest trading days in the ten days prior to notice of conversion.

As of September 30, 2014, Convertible Note #2014-1 may be converted into approximately 46,385,991 common shares of the Company beginning at day 181 since date of issuance and up until the date maturity of the note. As of September 30, 2014, Convertible Note #2014-2 and #2014-3 may be converted into approximately 36,326,379 common shares per note, for a total of 72,652,758, of the Company beginning at day 181 since date of issuance and up until the date maturity of the note.

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

A summary of shares issued follows:

•	During the three months March 31, 2014, the Company issued 28,620,690 shares upon the conversion of the note payable #2 dated June 2013 for outstanding principal balance of $15,500; 30,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $30,000; 9,999,998 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $15,000, the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.001 per share or $5,000.

•	During the three months ended June 30, 2014, the Company issued 12,004,808 shares upon the conversion of the note payable #3 dated October 2013 for outstanding principal balance of $32,500; 60,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $60,000; 52,099,999 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $78,200; 32,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for total cash of $64,000; 3,200,000 equity units at $0.0025 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share for total cash of $8,000; 2,857,142 equity units at $0.0035 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.007 per share for total cash of $10,000; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0015 per share or $7,500; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0025 per share or $12,500.

•	During the three months ended September 30, 2014, the Company issued 23,333,333 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $35,000; 5,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for total cash of $10,000; 28,333,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.001 per share for settlement of outstanding principal of $25,000 and accrued interest of $3,333; 5,000,000 equity units at $0.0031 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0025 per share for services valued at $15,500 at the date of issuance.

Outstanding Warrants

On September 30, 2014, the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	25,000,000	0.002	22-Nov-14
	25,000,000	0.002	26-Nov-14
	20,000,000	0.002	7-Mar-15
	10,000,000	0.002	13-Mar-15
	1,666,666	0.003	17-Mar-15
	1,666,666	0.003	24-Mar-15
	6,666,666	0.003	28-Mar-15
	3,333,333	0.003	1-Apr-15
	1,200,000	0.005	2-Apr-15
	13,300,000	0.003	2-Apr-15
	2,000,000	0.005	4-Apr-15
	3,333,333	0.003	7-Apr-15
	3,333,333	0.003	8-Apr-15
	6,666,667	0.003	17-Apr-15
	1,428,571	0.007	23-Apr-15
	1,428,571	0.007	29-Apr-15
	5,000,000	0.004	6-May-15
	10,000,000	0.004	6-May-15
	2,000,000	0.004	9-May-15
	30,000,000	0.002	9-May-15
	9,900,000	0.002	9-May-15
	19,000,000	0.002	12-May-15
	2,500,000	0.004	12-May-15
	1,100,000	0.002	12-May-15
	3,400,000	0.003	21-May-15
	17,333,333	0.003	6-Jun-15
	12,500,000	0.004	6-Jun-15
	1,400,000	0.003	16-Jun-15
	5,000,000	0.0025	18-Jun-15
	3,333,333	0.003	8-Jul-15
	5,000,000	0.003	11-Jul-15
	5,000,000	0.004	11-Jul-15
	28,333,000	0.001	18-Jul-15
	5,000,000	0.003	22-Jul-15
	5,000,000	0.003	29-Aug-15
	5,000,000	0.003	17-Sep-15
Total	301,823,472

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2013	256,266,331	–	0.0023
Plus: Warrants Issued	251,823,472	–	0.0026
Less: Warrants Exercised	–	–	–
Less: Warrants Expired	(206,266,331)	–	0.0029
Total Warrants outstanding at September 30, 2014	301,823,472	–	0.0037

NOTE 7. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the Company considers to be in the nature of accounts payable since the obligations are incurred within the normal course of business and classified as related party accounts payable. Certain amounts for unpaid officer and director fees were classified as accounts payable to related parties in prior periods and have been reclassified for the current periods as accounts payable as they relate to normal operating business expenses of the Company. The balance due to related parties was $35,662, and $110,944 as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, Garrett Hale, our CEO, is due $70,000 in wages due from the time he became our CEO in February 2013. Additionally, Mr. Hale incurs expenses in his role as CEO related to payment of expenses in country and travel. As of September 30, 2014, Mr. Hale is owed $78,925 for unpaid reimbursement requests. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable.  As of December 31, 2013, Mr. Hale was owed $89,914 for related wages and expenses which is included as accounts payable. Additionally at as of September 30, 2014 and December 31, 2013, Mr. Hale provided short-term funding in the amount of $35,662 and $22,915 respectively that was included in accounts payable to related party payables.

As of September 30, 2014, Mr. Robert Levich, a member of our Board of Directors and former Africa Country manager, is owed $97,967 for wages due to his time as our country manager or fees earned as a member of the Board of Directors. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2013, Mr. Levich was owed $77,967 which was included in accounts payable to related parties. No repayments were made to Mr. Levich during the period ended September 30, 2014. The amounts due Mr. Levich were reclassified to accounts payable due to the incurring of the wages and fees as a normal course of our operating business.

As of September 30, 2014, Mr. Larry Bigler, a member of our Board of Directors and former CEO, is owed $37,500 for wages due to his time as our CEO or fees earned as a member of the Board of Directors. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2013, Mr. Bigler was owed $17,500 which was included in accounts payable to related parties. No repayments were made to Mr. Bigler during the period ended September 30, 2014.

NOTE 8. MINERAL PROPERTIES

Nyinahin Mining Concession

Through its wholly-owned subsidiary, Mikite Gold Resources Limited, the Company holds a 100% interest in a mineral concession located in the Ashanti region of Ghana, known as the Nyinahin concession. The Company acquired the concession for total consideration of $1,000,000 in 2008.

As of September 30, 2014, the Company has not identified any proven or probable reserves within the Nyinahin Concession, correspondingly, all exploration activities since the acquisition have been expensed.

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

As of September 30, 2014 the Company has not identified any proven or probable reserves within the Pampana River Concession, correspondingly, all exploration activities since the acquisition have been expensed.

NOTE 9. SUBSEQUENT EVENTS

Since September 30, 2014, our Company received the remaining $3,950 in short-term funding from our CEO in the form of cash deposits to cover company expenditures. We have also received $37,000 under short-term financing agreements that are being used to further the housing development projects and agreements within Africa. Additionally, the Company has raised $10,500 in funding from private placements with investors, with the purpose of funding operations. Beginning October 23, 2014, convertible note #2014-1 in the amount of $41,500 was converted by the note holder under the terms of the agreement into 49,702,688 common shares of the Company. The holder converted the note in three separate tranches on October 23, October 30, and November 6, 2014.

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

Sunergy Sierra Leone Limited: 2014 Exploration Work through Third Quarter 2014

Our work in 2013 consisted of focusing our efforts in the renewal of the exploration license in Sierra Leone with the Ministry of Mines and deploying available equipment to currently operating projects. We have three dredges that we own in Sierra Leone, two vehicles and a medium sized wash plant suitable for handling up to 100 ton/hour of feed material. Two dredges are currently operating on projects. The third is being used for support. We have a land based operation we operate in Kono District. We now have 4 licensed opportunities in Sierra Leone and plan to grow our fleet to accommodate this activity. The ebola virus outbreak in Sierra Leone has not interrupted our operations, but has required us to move our equipment into the Kono area because this is the region in Sierra Leone that is least affected by the virus. Our local management team continues to diligently seek the most appropriate locations and proper licensing to begin dredging operations as soon as the rains subside. Our expenditures for the next 12 months are projected to be approximately $250,000 inclusive of operations and equipment purchases.

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

Our focus in Libera has been in the Lofa area with a diamond operation. We have prepared a substantial pit where our dredges and wash plants can be used during the dry season when the rains subsides.

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

Housing Nigeria: Recent meetings with Nigeria’s Ministry of Housing and Directors of Access Bank of Nigeria have resulted in our being invited to submit building proposals for an initial 10,000 affordable homes in Nigeria. Their ongoing housing needs exceed 12,000,000 housing units over the next five to 10 years. We continue to work with prospective partners to accelerate the housing projects. During September 2014, we were able to meet with Nigerian authorities in New York with our partners whom were asked to expedite housing bids as well as engage in a custom housing an marina project near Lagos.

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

Results of Operations – Three months Ended September 30, 2014 and 2013

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the three months ended September 30, 2014. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Our operating expenses for the three months ended September 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended September 30,
	2014	2013
Depreciation and amortization	$13,467	$13,468
General and administrative	$34,404	$33,221
Management salary	$10,500	$10,500
Exploration and development	$28,122	$16,711
Professional fees	$35,641	$24,536

Revenue

We are an exploration stage entity and have not commenced any revenue producing activities since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions.

Expenses

The increase in operating expenses for the three months ended September 30, 2014, compared to the same period in fiscal 2013, was mainly due to an increase in exploration costs due to our in country personnel preparing to operating during the non-rainy season and an increase in our professional fees due to a change in auditor since last fiscal year.

Other Expenses

	Three Months Ended September 30,
	2014	2013
Interest expense	$64,177	$95,534
(Loss) on change in fair value of derivatives	–	(474)
Gain on sale of fixed assets	$–	$1,142

Interest and financing expenses decreased primarily relating to accounting for convertible debt during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Results of Operations – Nine months Ended September 30, 2014 and 2013

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the nine months ended September 30, 2014. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Our operating expenses for the nine months ended September 30, 2014 and 2013 are outlined in the table below:

	Nine Months Ended September 30,
	2014	2013
Depreciation and amortization	$40,402	$39,316
General and administrative	$193,017	$158,094
Management salary	$31,500	$31,500
Exploration and development	$147,422	$79,860
Professional fees	$126,308	$188,960

Expenses

The increase in operating expenses for the nine months ended September 30, 2014, compared to the same period in fiscal 2013, was mainly due to an increase in exploration and development costs related to the hiring of David Price in late fiscal year 2013 and have a consistent onsite country manager.

Other Expenses

	Nine Months Ended September 30,
	2014	2013
Interest expense	$(302,697)	$(214,551)
Financing costs	$–	$(4,000)
Derivative expense	$(32,846)	$–
Gain/(Loss) on change in fair value of derivatives	$15,047	$(474)
Gain on sale of fixed assets	$–	$1,142

Interest and financing expenses increased by $88,146 primarily relating to the prepayment interest penalty of 45% on the repayment of convertible note #4 and #5 from 2013 and recognition of interest on the notes. Additionally, we recognized $32,846 of derivative expense relating to the 181 day recognition of the ability for the note holder to convert note #3 into common shares of the company. From the date of available conversion to the actual conversion by the note holder, the Company recognized a gain of $15,047.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however; from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

	September 30, 2014	December 31, 2013
Current assets	$1,515	$2,463
Current liabilities	$1,664,337	$1,284,837
Working Capital	$(1,662,822)	$(1,282,374)

Cashflow

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(362,153)	$(131,109)
Net cash used in investing activities	$(45,000)	$(6,500)
Net cash provided by financing activities	$405,700	$138,500
Net increase/(decrease) in cash during period	$(1,453)	$891

Our total assets at September 30, 2014 were $1,888,230. Our financial statements report a net loss of $859,145 for the nine months ended September 30, 2014 and an accumulated deficit of $6,976,268. We had a cash balance of $1,010 as of September 30, 2014.

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

During the first nine months, the Company has focused its efforts on deploying available equipment within Liberia and Sierra Leone to mining concessions available to the Company under contract with the mineral concession owner or under our own license. The company has been successful in covering our on-going operational expenses, through the issuance of equity instruments which will allow a larger percentage of incoming capital to be used to expand our exploration activity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the months ended September 30, 2014.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2013 and filed with the Securities Exchange Commission on April 15, 2014.

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

During the three months ended September 30, 2014, the Company issued 12,004,808 shares upon the conversion of the note payable #3 dated October 2013 for outstanding principal balance of $32,500; 60,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $60,000; 52,099,999 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $78,200; 32,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for total cash of $64,000; 3,200,000 equity units at $0.0025 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share for total cash of $8,000; 2,857,142 equity units at $0.0035 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.007 per share for total cash of $10,000; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0015 per share or $7,500; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0025 per share or $12,500.

During the three months ended September 30, 2014, the Company issued 23,333,333 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $35,000; 5,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for total cash of $10,000; 28,333,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.001 per share for settlement of outstanding principal of $25,000 and accrued interest of $3,333; 5,000,000 equity units at $0.0031 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0025 per share for services valued at $15,500 at the date of issuance

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2008)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on August 26, 2010)
(10)	Material Contracts
10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)
10.2	Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.3	Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.4	Membership Purchase Agreement dated October 18, 2010 between our company and Allied Mining and Supply, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2011)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on April 20, 2009)
(21)	Subsidiaries of the Registrant
21.1	Allied Mining and Supply, LLC, a Nevada limited liability company Mikite Gold Resources Limited, a Ghanaian company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Temporary Hardship Exemption
101	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	To be furnished by amendment per Temporary Hardship Exemption Under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date:	November 19, 2014	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

