Form 10-Q/A
period 2014-09-30
SUNERGY INC
filed 2014-11-25
CIK 1261487

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

2,493,617,420 as of November 18, 2014.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. The Interactive Data Files were included in the Form 10-Q, as filed, however, they truncated upon transmission. No other changes have been made to the Form 10-Q, as originally filed on November 19, 2014.

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

SUNERGY, INC.

Date:	November 24, 2014	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

19