Form 10-K
period 2014-12-31
SUNERGY INC
filed 2015-04-16
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $7,429,268 based on a $0.0028 closing price per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

2,653,310,103 as of April 5, 2015

TABLE OF CONTENTS

PART I	1
Item 1. Business	1
Item 1A. Risk Factors	4
Item 1B. Unresolved Staff Comments	11
Item 2. Properties	11
Item 3. Legal Proceedings	11
Item 4. (Removed and Reserved)	11

PART II	12
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6. Selected Financial Data	13
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	18
Item 8. Financial Statements and Supplementary Data	18
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	35
Item 9A(T). Controls and Procedures	35
Item 9B. Other Information	56

PART III	37
Item 10. Directors, Executive Officers and Corporate Governance	37
Item 11. Executive Compensation	39
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 13. Certain Relationships and Related Transactions, and Director Independence	41
Item 14. Principal Accounting Fees and Services	41

PART IV	42
Item 15. Exhibits, Financial Statement Schedules	42

SIGNATURES	43

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

Our Current Business

We are an exploration stage mining company engaged in the exploration of minerals on properties located in, Sierra Leone, Liberia and Ghana, West Africa. Our 150 sq.km. Nyinahin mining concession in Ghana and the 140.1 sq. km. Pampana River mining concession in Sierra Leone have been the focus of our immediate exploration and development activities since 2008 and 2010 respectively. In 2013, we opened operations in Liberia, focusing on Gold and Diamond recovery in sponsorship arrangements with local artisanal miners. These arrangements are negotiated on a confidential basis and no two agreements are exactly the same. Often, participation is measured by who brings what to the table and how advanced the given license is as far as known content of gold or diamonds. In general, these agreements range from 75% our company 25% license holder or lower for license holder depending on productivity of particular area. These agreements typically contain options for us to buy the % of gold and diamonds earned from the artisanal license holder at local prices. To disclose exact terms would severely hamper our ability to negotiate going forward. We currently have four such agreements, two in Sierra Leone and two in Liberia and operate 4 dredges.

Ebola Virus Epidemic

During 2014, West Africa was nearly devastated by the Ebola Virus. During this period, Management made the decision to re-focus its efforts on cash producing mining activities. Exploration licenses themselves do not allow for sales of the materials recovered as samples or from operations. The three above projects are discussed in detail below.

Pampana River Concession, Sierra Leone

We completed the advanced mineralogical work on our Pampana River Project to determine the economics of mineral separation which will allow for marketability of the various rare earth’s and precious metals already discovered This was evidenced by the Hazen report and they supported the development of our recoverable gold mineralization and suggested gravity separation of the rare earth concentrates. Preliminary separations with an Australian equipment company selected to build our proposed pilot plant showed us that rare earth separation would be very expensive in the field. We deferred decisions on deploying the proposed Pilot Plant until we investigated the gold recovery aspect on our Pampana River Concession. Because we wished to be able to sell the recovered gold, we elected to enter into sponsorship agreements with local Artisanal miners. Under these agreements we are allowed to sell the recovered minerals. We subsequently sold 27.5 tons of concentrated Black sands containing the Rare Earth Elements and some gold for a base price of $1,200/ ton with a 50/50 participation in the profit in excess of the base price, less costs associated with final recovery. After many months, we have never received any further payments on those sands. The sands were determined to also contain small amounts of Uranium and Thoreum, both radioactive elements. This added significant cost to both transportation and handling and this is what caused lack of any additional payments. From May 2014 we have operated dredges on the Pampana concession for gold recovery in sponsorship relationships with local Artisanal miners. The gold recovered has been sold locally to pay for operations and has been treated as an offset to operating expenses rather than being reported as revenue. Management has determined during the first quarter of 2015 its focus in the future will be on diamond production and sales and the Pampana is not a diamond producing river in economic quantities. We are considering making an exchange for a diamond bearing concession before end of Q2 2015. Due the current status of the economic environment, Management evaluated the ability to provide ongoing exploration and operations and funding and for the achievement of positive cash flows from operations on the Pampana Concession and determined that the future cash flows were less than the current carrying value of the project. As such, Management recorded a charge to impairment for $753,497 as of the end of the year. The Company continues to seek alternatives to trade into a diamond bearing concession as it reenergizes its focus on generating cash flow to continue to fund operations.

In December 2014 we shipped our first diamond parcel to our foreign buyers and in 2015 we have shipped 1 additional parcel and will show income from the diamond sale in Q2, 2015.

Liberia Mining Operations 2014

Our operations in Liberia started in late 2013 and continues. We have acquired 3 prospecting licenses and are in sponsorship agreements operating our 2, 6” Keene dredges in the Lofa river. During 2014, the Ebola Virus devastated Liberia. Our people continue to stay in country and help the local communities. In 2014 we purchased 2 dredges and a large wash plant and loader. The wash plant and loader were always scheduled to be moved to Sierra Leone, but early rains and bad roads did not allow that to happen. We are now making arrangements to move that equipment to Sierra Leone in May 2015. This equipment will be deployed immediately in support of our mining and sponsorship operations in Sierra Leone.

Future Mining Operations Plans

Management is considering the consolidation of all mining operations activities to be headquartered in Sierra Leone and to focus on larger scale diamond and gold operations both alluvial and kimberlite development where available. This decision shall be finalized during Q2 2015.

Nyinahin Mining Concession - Ghana, West Africa

Sunergy’s Nyinahin concession is located in Ghana’s Ashanti Region, ca. 50 km southwest of Kumasi. The Kumasi-Bibiani road cuts NE-SW across the northwest part of the concession. The concession is irregularly shaped and is approximately bounded by 6o29’ and 6o37’ North Latitude and 2o01’and 2o12’ West Longitude. The concession consists of 150 km2 of gently rolling secondary forest and slash-and-burn farming areas containing some cocoa farms and oil-palm plantations. The Offin River valley follows a roughly 10 km meandering NE-SW course through the southeastern part of the concession approximately 60 km upstream from the Central Region town of Dunkwa-on-Offin (also known as Dunkwa). Regional Geology

2014 EXPLORATION ACTIVITIES AND FUTURE ACTIVITIES & PLANS

During 2014, while Ebola did not affect Ghana as severely as Liberia and Sierra Leone. The Ghana economy suffered severely and several large international mining companies ceased exploration activities and also ceased all purchase of exploration company properties as well as closed marginal mining production operations. Our efforts to find a suitable Joint Venture partner have not come to fruition and we have not engaged in any substantial further exploration activities during 2014. As such, due the factors indicated above, Management evaluated the feasibility of sufficient funds to either finance further development and exploration or feasibility in receiving funds from a joint venture partner or acquirer to recover our acquisition costs and determined based upon the remote likelihood of the aforementioned factors that the property was impaired from its current carrying value and has recorded a charge to impairment against the exploratory property for $1,000,000. In 2015, management is considering closing its Ghana Exploration activities.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets(1) (2) (3)

Quarter Ended	High	Low
December 31, 2014	$0.0025	$0.0009
September 30, 2014	$0.0032	$0.0016
June 30, 2014	$0.0077	$0.0024
March 31, 2014	$0.0057	$0.0007
December 31, 2013	$0.0013	$0.0010
September 30, 2013	$0.0010	$0.0009
June 30, 2013	$0.0015	$0.0014
March 31, 2013	$0.0012	$0.0010

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

On April 15, 2015, our shareholders' list showed 124 registered shareholders and 2,626,057,989 common shares of stock outstanding of which 1,551,000,000 were considered free trading.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2014.

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

During the quarter ended June 30, 2014, the Company issued 12,004,808 shares upon the conversion of the note payable #3 dated October 2013 for outstanding principal balance of $32,500; 60,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $60,000; 52,099,999 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $78,200; 32,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for total cash of $64,000; 3,200,000 equity units at $0.0025 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share for total cash of $8,000; 2,857,142 equity units at $0.0035 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.007 per share for total cash of $10,000; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0015 per share or $7,500; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0025 per share or $12,500.

During the quarter ended September 30, 2014, the Company issued 23,333,333 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $35,000; 5,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for total cash of $10,000; 28,333,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.001 per share for settlement of outstanding principal of $25,000 and accrued interest of $3,333; 5,000,000 equity units at $0.0031 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0025 per share for services valued at $15,500 at the date of issuance.

During the quarter ended December 31, 2014, the Company issued 7,000,000 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $10,500; the Company issued 49,702,688 shares upon the conversion of the note payable #2014-1 dated April 2014 for outstanding principal balance of $41,500; 5,000,000 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for services valued at $7,500 at the date of issuance; the Company issued 2,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $10,000 valued at $0.002 per share or $4,000; the Company issued 43,359,350 shares upon the conversion of the note payable #2014-2 dated May 2014 for outstanding principal balance of $32,500; the Company issued 2,000,000 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $3,000; the Company issued 5,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $5,000; the Company issued 4,000,000 equity units at $0.0015 for total cash of $6,000; the Company issued 2,000,000 equity units at $0.0015 for total cash of $3,000; 10,000,000 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for services valued at $15,000 at the date of issuance.

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

Pampana River Concession, Sierra Leone:

The Pampana River concession is an alluvial mining concession consisting of Exploration License No. EXPL 5/2009 which was issued to Allied Mining and Supply Ltd. (AMS) on August 12, 2009. In July 2013, we have submitted an application for the renewal of such license with the Sierra Leone Ministry of Mines. During this process of renewal, we were required to identify certain areas that could be shed from the exploration licenses as part of the requirement of renewal. We identified approximately 25 sq km of non-river and non-gold bearing land that was shed in the pending application.

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

Our work in 2014 consisted of focusing our efforts on cash producing mining activities through sponsorships within the concession. Preliminary separations with an Australian equipment company selected to build our proposed pilot plant showed us that rare earth separation would be very expensive in the field. We deferred decisions on deploying the proposed Pilot Plant until we investigated the gold recovery aspect on our Pampana River Concession. Because we wished to be able to sell the recovered gold, we elected to enter into sponsorship agreements with local Artisanal miners. Under these agreements we are allowed to sell the recovered minerals.

In December 2014 we shipped our first diamond parcel to our foreign buyers and in 2015we have shipped 1 additional parcel and will show income from the diamond sale in Q2 2015. Our expenditures for the next 12 months from December 31, 2014 are projected to be approximately $250,000 inclusive of operations and equipment purchases.

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

Liberia, Sunergy Liberia Limited

In addition, we continue our development work of relationships across the African region which included the opening of a wholly-owned subsidiary in Liberia, Sunergy Liberia Ltd. We started visiting Liberia in October 2013, pursuant to an invitation by a local businessman to come and see what mining and business opportunities were available. Since that time, we have entered into formal agreements to engage in support of existing artisanal (Class C) licensed operations. We now have two dredges that we own operating in Liberia, one vehicle and a larger wash plant capable of processing from 50 tons/hour up to 300tons/hour. In 2014 we purchased 2 dredges and a large wash plant and loader. The wash plant and loader was always scheduled to be moved to Sierra Leone, but early rains and bad roads did not allow that to happen. We are now making arrangements to move that equipment to Sierra Leone in May 2015. This equipment will be deployed immediately in support of our mining and sponsorship operations in Sierra Leone. Our expenditures for the 12 months from December 31, 2014 are budgeted to be $250,000 inclusive of operations and equipment purchases.

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

Operations for Year Ended December 31, 2014 and 2013 as follows:

	Year Ended
	December 31,
	2014	2013
Revenue	$–	$–
Operating Expenses	691,921	629,749
Net Loss	$691,921	$649,749

Expenses

Our operating expenses for the year ended December 31, 2014 and December 31, 2013 are outlined in the table below:

	Year Ended
	December 31,
	2014	2013
General and administrative	$209,453	$223,784
Depreciation	68,697	52,783
Management salary	42,000	42,000
Professional fees	174,723	218,555
Exploration costs	197,048	112,627

Operating expenses for the year ended December 31, 2014, increased by approximately 6.5% as compared to the comparative period in 2013 primarily as a result of our focus on generating cash producing mining activities and travel to country. Management Salary costs remained constant year to year. We anticipate an increase in exploration and development costs for the next twelve months as the Company works towards cash producing mining activities starting dredging operations in Liberia and further exploration work in Sierra Leone. With over 40 KM of river on our concession, future exploration designed to develop resources and reserves will be undertaken, limited only by our future financial capabilities.

Revenue

We earned other income during the year ended December 31, 2014 for the shipment of our first parcel of diamonds in the amount of $12,490. No revenue was earned for the year ended December 31, 2014. We currently are seeking ways to initiate cash producing mining activities but do not anticipate earning revenues until such time as we have entered into commercial production on the Nyinahin or Pampana River concessions. We have not concluded the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements, however, from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

Working Capital

	2014	2013	Change
Current Assets	$13,213	$2,463	$10,750
Current Liabilities	1,850,994	1,285,596	(565,398)
Working Capital Deficit	$(1,837,781)	$(1,283,133)	$(554,648)

Cash Flows

	Year Ended
	December 31,
	2014	2013
Net Cash Used in Operating Activities	$(477,091)	$(252,660)
Net Cash Used in Investing Activities	(115,303)	(5,358)
Net Cash Provided by Financing Activities	590,452	260,030
(Decrease)/ increase in Cash During the Period	$(1,942)	$2,012

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

While we have 1,551,000,000 shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy). The fair value of the unregistered and restricted shares issued from December 13, 2010 through the present as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.  We made this determination based upon the significant liquidity restrictions placed upon our unregistered restricted equity instruments since December 13, 2010 with the issuance of the Caveat Emptor For additional specific discussion related to these restrictions, see Item – 1A Risk Factors.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunergy, Inc.

We have audited the accompanying consolidated balance sheets of Sunergy, Inc. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of its consolidated operations and its cash flows for the year then ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $9,171,714. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

April 15, 2015

SUNERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$521	$2,463
Accounts receivable	12,490	$–
Prepaid expenses	202	–

Total current assets	13,213	2,463

Long-term assets
Exploratory properties	–	1,753,497
Property and equipment, net	179,924	128,621
Other assets	70,303	–

Total long-term assets	250,227	1,882,117

Total assets	$263,440	$1,884,580

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$697,201	$436,543
Notes payable, current portion	266,336	48,085
Convertible debt, net of discount	67,500	128,246
Accrued interest	776,205	537,488
Accounts payable to related parties	43,752	110,944
Derivative liability	–	23,531

Total current liabilities	1,850,994	1,284,837

Total liabilities	1,850,994	1,284,837

Commitments and Contingencies

Stockholders' equity
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on December 31, 2014 and December 31, 2013 is 2,573,976,770 and 2,136,465,762 respectively	2,573,979	2,136,467

Additional paid-in capital	5,010,180	4,580,399
Accumulated deficit	(9,171,714)	(6,117,123)

Total stockholders' equity	(1,587,555)	599,743

Total liabilities and stockholders' equity	$263,439	$1,884,580

The accompanying notes are an integral part of these consolidated statements.

SUNERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
Revenue	$–	$–

Operating expenses
Depreciation and amortization	68,697	52,783
General and administrative	209,453	223,784
Management salary	42,000	42,000
Exploration and development	197,048	112,627
Professional fees	174,723	218,555

Total expenses	691,921	649,749

(Loss) from operations	(691,921)	(649,749)

Other income (expenses)
Other income	12,490	–
Interest expense	(459,676)	(266,623)
Financing costs	(5,608)	(4,000)
Derivative expense	(92,600)	(12,079)
Loss on impairment of exploratory properties	(1,753,497)	–
Loss on extinguishment of debt	(113,604)	–
Gain/(Loss) on change in fair value of derivatives	49,825	5,552
Gain on extinguishment of debt	–	8,755
Gain on sale of fixed assets	–	1,142

(Loss) before income taxes	(3,054,591)	(917,002)

Provision for income taxes	–	–

Net (loss)	$(3,054,591)	$(917,002)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	2,355,756,875	1,959,007,504

The accompanying notes are an integral part of these consolidated statements.

SUNERGY, INC.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Paid in	Subscriptions	Deficit Accumulated During the Exploration	Total
	Shares	Amount	Capital	Payable	Stage	Equity
Balance at inception, January 28, 2003	–	$–	$–	$–	$–	$–
Common shares issued for cash	500,000,000	500,000	-490,000)	–	–	10,000
Common shares issued for cash	6,975,000	6,975	6,975	–	–	13,950
Net Loss	–	–	–	–	-30,313)	(30,313

Balance, December 31, 2003	506,975,000	506,975	(483,025)	–	-30,313)	(6,363
Contributed Capital	–	–	401	–	–	401
Net Loss	–	–	–	–	(41,362)	(41,362

Balance, December 31, 2004	506,975,000	506,975	(482,624)	–	(71,675)	(47,324
Contributed Capital	–	–	938	–	–	938
Net Loss	–	–	–	–	(26,093)	(26,093

Balance, December 31, 2005	506,975,000	506,975	(481,686)	–	(97,768)	(72,479
Contributed Capital	–	–	1,959	–	–	1,959
Net Loss	–	–	–	–	(39,746)	(39,746

Balance, December 31, 2006	506,975,000	506,975	(479,727)	–	(137,514)	(110,266
Net Loss	–	–	–	–	(55,103)	(55,103

Balance, December 31, 2007	506,975,000	506,975	(479,727)	–	(192,617)	(165,369
Common shares issued for cash	6,000,000	6,000	144,000	–	–	150,000
Common shares issued to acquire mineral property	20,000,000	20,000	480,000	–	–	500,000
Common shares subscribed	–	–	–	5,000	–	5,000
Net Loss	–	–	–	–	(98,445)	(98,445

Balance, December 31, 2008	532,975,000	532,975	144,273	5,000	(291,062)	391,186
Common shares subscribed	–	–	–	138,400	–	138,400
Common shares issued for services	5,000,000	5,000	195,000	–	–	200,000
Contributed Capital	–	–	1,010	–	–	1,010
Net Loss	–	–	–	–	(332,741)	(332,741

Balance, December 31, 2009	537,975,000	537,975	340,283	143,400	(623,803)	397,855
Contributed Capital	–	–	8,960	–	–	8,960
Common shares issued for services	20,000,000	20,000	110,000	–	–	130,000
Common shares issued to settle debt	75,000,000	75,000	357,500	–	–	432,500
Common shares issued for subscriptions	40,992,880	40,993	102,407	(143,400)	–	–
Common shares issued for services	25,000,000	25,000	142,500	–	–	167,500
Common shares issued to settle debt	39,980,000	39,980	135,810	–	–	175,790
Common shares issued to settle debt	14,700,000	14,700	44,100	–	–	58,800
Common shares issued to settle debt	17,650,000	17,650	52,950	–	–	70,600
Common shares issued to settle debt	150,000,000	150,000	574,000	–	–	724,000
Common shares issued for services	10,800,000	10,800	32,400	–	–	43,200
Common shares issued to settle debt	14,100,000	14,100	197,401	–	–	211,501
Common shares and warrants issued to acquire exploration property and assets	–	–	420,811	–	–	420,811
Common shares subscribed	–	–	–	313,500	–	313,500
Common shares to be issued to settle debt	–	–	–	47,500	–	47,500
Common shares to be issued for services	–	–	–	53,861	–	53,861
Common shares and warrants issued to acquire exploration property and assets	100,000,000	100,000	190,000	–	–	290,000
Net Loss	–	–	–	–	(1,734,968)	(1,734,968)

Balance, December 31, 2010	1,046,197,880	1,046,198	2,709,122	414,861	-2,358,771	1,811,410

Common shares and warrants issued to payable	125,400,000	125,400	188,100	(313,500)	–	–
Common shares issued to settle debt	19,000,000	19,000	28,500	(47,500)	–	–
Common shares issued for services	18,779,960	18,780	28,170	(43,861)	–	3,089
Common shares issued for services	4,000,000	4,000	6,000	(10,000)	–	–
Common shares issued to settle operational advances	15,440,000	15,440	23,160	–	–	38,600
Common shares issued for services	2,500,000	2,500	3,750	–	–	6,250
Common shares issued for services	10,000,000	10,000	15,000	–	–	25,000
Common shares issued for exercise of warrants	1,000,000	1,000	4,000	–	–	5,000
Common shares issued for financing costs	13,300,000	13,300	21,250	–	–	34,550
Common shares and warrants issued for cash	7,714,285	7,714	19,286	–	–	27,000
Common shares and warrants issued for cash	1,200,000	1,200	1,800	–	–	3,000
Common shares and warrants issued for cash	27,928,567	27,929	69,821	–	–	97,750
Common shares and warrants issued for cash	100,000,000	100,000	250,000	–	–	350,000
Common shares issued for financing costs	900,000	900	2,250	–	–	3,150
Common shares issued for exercise of warrants	18,000,000	18,000	47,000	–	–	65,000
Common shares issued for services	3,000,000	3,000	7,500	–	–	10,500
Common shares and warrants issued for cash	10,357,142	10,357	25,893	–	–	36,250
Common shares and warrants issued to settle debt	22,000,000	22,000	47,000	–	–	69,000
Common shares and warrants issued to settle debt	7,000,000	7,000	17,500	–	–	24,500
Common shares and warrants issued for cash	1,428,571	1,429	3,571	–	–	5,000
Common shares issued for warrant exercise	5,000,000	5,000	7,500	–	–	12,500
Common shares issued for services	4,500,000	4,500	11,250	–	–	15,750
Common shares and warrants issued for services	6,000,000	6,000	15,000	–	–	21,000
Common shares issued for warrant exercise	2,000,000	2,000	8,000	–	–	10,000
Common shares issued for cash	28,199,998	28,200	64,600	–	–	92,800
Common shares issued for warrant exercise	16,300,000	16,300	61,450	–	–	77,750
Common shares and warrants issued to settle debt	40,571,428	40,571	101,429	–	–	142,000
Net Loss	–	–	–	–	(1,467,406)	(1,467,406)

Balance, December 31, 2011	1,557,717,831	1,557,718	3,787,902	–	(3,826,177)	1,519,443

Common shares issued for cash	14,992,854	14,993	36,282			51,275
Common shares issued for services	6,000,000	6,000	9,000			15,000
Change in value of previously issued warrants on modification			160,281			160,281
Common shares issued for cash	35,599,998	35,600	66,114			101,714
Common shares issued for services	10,500,000	10,500	15,750			26,250
Common shares and warrants issued to settle debt	142,400,000	142,400	213,600			356,000
Common shares issued for cash	12,632,500	12,633	27,449			40,082
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued to settle debt	24,000,000	24,000	36,000			60,000
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued for financing costs	2,000,000	2,000	3,000			5,000
Common shares issued to settle debt	21,445,800	21,446	32,169			53,615
Common shares issued to settle debt	5,000,000	5,000	7,500			12,500
Common shares issued for services	10,000,000	10,000	15,000			25,000
Net (Loss)					(1,373,944)
Total comprehensive income (loss)	–	–	–	–		(1,373,944)

Balance, December 31, 2012	1,852,288,983	1,852,290	4,425,047	–	(5,200,121)	1,077,216

Common shares issued for cash	2,500,000	2,500	2,500			5,000
Common shares issued for services	5,000,000	5,000	7,500			12,500
Common shares issued for financing costs	2,000,000	2,000	2,000			4,000
Common shares issued for cash	1,333,333	1,333	667			2,000
Common shares issued for services	15,000,000	15,000	15,000			30,000
Common shares issued for cash	1,666,666	1,667	833			2,500
Common shares issued to settle debt	30,000,000	30,000	30,000			60,000
Common shares issued for cash	2,500,000	2,500	2,500			5,000
Common shares issued for cash	1,333,333	1,333	667			2,000
Common shares issued for cash	1,333,000	1,333	667			2,000
Common shares issued for cash	6,700,000	6,700	3,300			10,000
Common shares issued for services	5,000,000	5,000	5,000			10,000
Common shares issued for services	10,000,000	10,000	5,000			15,000
Common shares issued to settle accounts payable	6,400,000	6,400	3,269			9,669
Common shares issued for cash	3,333,333	3,333	1,667			5,000
Common shares issued to settle accounts payable	40,000,000	40,000	20,000			60,000
Common shares issued to settle accounts payable	8,000,000	8,000	4,000			12,000
Common shares issued to settle accounts payable	13,333,333	13,333	6,667			20,000
Common shares issued to settle debt	13,333,333	13,333	6,667			20,000
Common shares issued to settle debt	30,000,000	30,000	–			30,000
Common shares issued for cash	5,000,000	5,000	–			5,000
Forgiveness of prior year related party payables	–	–	28,500			28,500
Common shares issued for cash	25,000,000	25,000	–			25,000
Common shares issued for cash	25,000,000	25,000	–			25,000
Common shares issued for services	7,500,000	7,500	–			7,500
Change in value of derivative liability upon conversion	–	–	14,860			14,860
Common shares issued in conversion of debt	17,910,448	17,910	(5,910)			12,000
Common shares issued for services	5,000,000	5,000	–			5,000
Net (Loss)					(917,002)
Total comprehensive income (loss)	–	–	–	–		(917,002)

Balance, December 31, 2013	2,136,465,762	2,136,467	4,580,399	–	(6,117,123)	599,743

Change in value of derivative liability upon conversion	0	0	23,065			23,065
Common shares issued in conversion of debt	28,620,690	28,621	-13,121			15,500
Common shares issued for cash	20,000,000	20,000	0			20,000
Common shares issued for financing costs	5,000,000	5,000	0			5,000
Common shares issued for cash	10,000,000	10,000	0			10,000
Common shares issued for cash	1,666,666	1,667	833			2,500
Common shares issued for cash	1,666,666	1,667	833			2,500
Common shares issued for cash	6,666,666	6,667	3,333			10,000
Common shares issued for cash	3,333,333	3,333	1,667			5,000
Common shares issued for financing costs	5,000,000	5,000	2,500			7,500
Common shares issued for cash	1,200,000	1,200	1,800			3,000
Common shares issued for cash	13,300,000	13,300	6,700			20,000
Common shares issued for cash	2,000,000	2,000	3,000			5,000
Common shares issued for cash	3,333,333	3,333	1,667			5,000
Common shares issued for cash	3,333,333	3,333	1,667			5,000
Change in value of derivative liability upon conversion	0	0	33,197			33,197
Common shares issued in conversion of debt	7,692,308	7,692	12,308			20,000
Common shares issued for cash	6,666,667	6,667	3,333			10,000
Common shares issued for cash	1,428,571	1,429	3,571			5,000
Common shares issued in conversion of debt	4,312,500	4,313	8,188			12,500
Common shares issued for cash	1,428,571	1,429	3,571			5,000
Common shares issued for cash	5,000,000	5,000	5,000			10,000
Common shares issued for cash	10,000,000	10,000	10,000			20,000
Common shares issued for cash	2,000,000	2,000	2,000			4,000
Common shares issued for cash	30,000,000	30,000	0			30,000
Common shares issued for cash	9,900,000	9,900	0			9,900
Common shares issued for cash	19,000,000	19,000	0			19,000
Common shares issued for cash	2,500,000	2,500	2,500			5,000
Common shares issued for cash	1,100,000	1,100	0			1,100
Common shares issued for cash	3,400,000	3,400	1,700			5,100
Common shares issued for financing costs	5,000,000	5,000	7,500			12,500
Common shares issued for cash	17,333,333	17,333	8,667			26,000
Common shares issued for cash	12,500,000	12,500	12,500			25,000
Common shares issued for cash	1,400,000	1,400	700			2,100
Common shares issued for services	5,000,000	5,000	10,500			15,500
Common shares issued for cash	3,333,333	3,333	1,667			5,000
Common shares issued for cash	5,000,000	5,000	2,500			7,500
Common shares issued for cash	5,000,000	5,000	5,000			10,000
Common shares issued to settle debt	28,333,000	28,333	0			28,333
Common shares issued for cash	5,000,000	5,000	2,500			7,500
Common shares issued for cash	5,000,000	5,000	2,500			7,500
Common shares issued for cash	5,000,000	5,000	2,500			7,500
Common shares issued for cash	7,000,000	7,000	3,500			10,500
Change in value of derivative liability upon conversion	0	0	25,594			25,594
Warrants issued in inducement of debt	0	0	5,709
Common shares issued in conversion of debt	10,000,000	10,000	0			10,000
Common shares issued in conversion of debt	10,752,688	10,753	-753			10,000
Common shares issued for services	5,000,000	5,000	2,500			7,500
Common shares issued for financing costs	2,000,000	2,000	2,000			4,000
Change in value of derivative liability upon conversion			30,663			30,663
Common shares issued in conversion of debt	28,950,000	28,950	-7,450			21,500
Change in value of derivative liability upon conversion			23,887			23,887
Common shares issued in conversion of debt	18,292,683	18,293	-3,293			15,000
Common shares issued for cash	2,000,000	2,000	1,000			3,000
Change in value of derivative liability upon conversion			18,832			18,832
Common shares issued in conversion of debt	25,066,667	25,067	-7,567			17,500
Common shares issued for cash	5,000,000	5,000	0			5,000
Common shares issued for cash	4,000,000	4,000	2,000			6,000
Common shares issued for services	10,000,000	10,000	5,000			15,000
Common shares issued for cash	2,000,000	2,000	1,000			3,000
Warrants issued in inducement of debt	0	0	115,813			115,813
Warrants issued in inducement of debt	0	0	17,500			17,500
Warrants issued in inducement of debt	0	0	5,500			5,500
Warrants issued in inducement of debt	0	0	12,500			12,500
Net (Loss)					-3,054,591
Total comprehensive income (loss)	–	–	–	–		-3,054,591)

Balance, December 31, 2014	2,573,976,770	2,573,979	5,010,180	–	(9,171,714)	(1,593,264)

The accompanying notes are an integral part of these consolidated statements.

SUNERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
Operating activities
Net loss	$(3,054,591)	$(917,002)
Adjustments to reconcile net loss
Stock-based compensation	38,000	101,250
Non-cash financing costs and amortization of debt discount	65,687	–
Non-cash financing cost for warrants issued as inducement	157,021	–
Common stock issuance for non-cash financing costs	29,000	–
Depreciation and amortization	68,697	52,783
Other-than-temporary-Impairment of Long-lived assets	1,753,497	–
Gain on sale of fixed asset	–	(1,142)
Non-cash interest expense	–	50,835
Gain on extinguishment of debt	–	(8,755)
Gain/Loss on change in fair value of derivative liability	(49,825)	(5,552)
Derivative expense	92,600	12,079
Change in assets and liabilities
(Increase)/decrease in accounts receivable
(Increase)/decrease in accounts receivable	(12,490)	–
(Increase)/decrease in prepaid expenses	(202)	1,000
Increase/(decrease) in accrued interest payable	242,050	219,788
Increase/(decrease) in accounts payable and accrued liabilities	260,658	251,089
Increase/(decrease) in accrued-related party	(67,192)	(9,033)

Net cash used by operating activities	(477,091)	(252,660)

Investment activities
Investments:
Investment in Lahontan	(70,303)
Acquisition of property and equipment	(45,000)	(6,500)
Proceeds from sale of fixed assets	–	1,142

Net cash used by investment activities	(115,303)	(5,358)

Financing activities
Repayments of loans from related parties	–	(67,000)
Repayments of convertible debt	(106,000)	(66,970)
Proceeds from issuance of debt	245,251	92,000
Repayments of debt	(28,000)
Proceeds from issuance of convertible debt	141,500	213,500
Proceeds from the sale of stock	337,701	88,500

Net cash provided by financing activities	590,452	260,030

Net increase / (decrease) in cash	(1,942)	2,012

Cash, beginning of period	2,463	451

Cash, end of period	$521	$2,463

Supplemental Information:
Interest paid	$54,424	$–
Income taxes paid	$–	$–

Non-cash activities:
Financed procurement	$75,000	$–
Stock issued to settle related party payables	$–	$20,000
Stock issued to settle accrued interest	$3,333	$101,669
Stock issued to settle debt	$25,000	$110,000
Forgiveness of related party payables	$–	$28,500

The accompanying notes are an integral part of these statements

SUNERGY, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2014

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

On October 18, 2010, the Company acquired Allied Mining and Supply LLC., a Nevada limited liability company. Allied Mining and Supply LLC also has one subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. As part of the acquisition the Company now has a concession in Sierra Leone. The Company has been in the exploration phase of this concession since the purchase. The Company has three subsidiaries, Allied Mining and Supply, LLC a Nevada Limited Liability Company and Mikite Gold Resources, LTD, a Ghana corporation, and Sunergy Liberia LTD, a Liberia corporation which was formed in December 2013. During December 2014, we generated other income $12,490 from the delivery of our first parcel of diamonds, which was not related to our development in mining concession. No material revenues have been generated as of yet. This concession, if determined to be economically feasible, may produce gold and rare metals.

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

Cash

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. There were no cash equivalents held by the Company at December 31, 2014.

Basis of Presentation

The statements were prepared following generally accepted accounting principles of the United States of America (“GAAP”). The Company operates on a December 31 fiscal year end.

Loss per Share

The Company computes net loss per share in accordance US GAAP. This requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. All periods presented reflect net losses, therefore, all instruments convertible to common shares are considered anti-dilutive. As of December 31, 2014 and 2013, there are 262,523,472 and 256,266,331 of warrants outstanding exercisable into one common share of the Company which are anti-dilutive and not included in the calculation of loss per share. In addition, as of December 31, 2014, there are an additional 100,446,429 shares that would be anti-dilutive on an “if-converted” basis in conjunction with the potential conversion of the convertible promissory notes payable if the notes remain unpaid after six months from the date of issuance

Dividends

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

While we have in excess of 1,551,000,000 shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy). The fair value of the unregistered and restricted shares issued from December 13, 2010 through the present as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.  We made this determination based upon the significant liquidity restrictions placed upon our unregistered restricted equity instruments since December 13, 2010.  For additional specific discussion related to these restrictions, see Item – 1A Risk Factors.

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

Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. As of December 31, 2014, management believed impairment was warranted for our long-lived assets. Please refer to footnote 5 for details.

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

Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for property and equipment held at December 31, 2014 and 2013 is five years.

Recent Accounting Guidance Not Yet Adopted

The Company has reviewed recently issued accounting pronouncements and does not expect any to have a material impact on our financial position, results of operations, or cash flows.

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended December 31, 2014 and 2013 and incurred negative cash flows from operations in both years. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property, Plant and Equipment consisted of the following at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Exploration equipment	$373,759	$253,759
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$272,012	$272,012
Less accumulated depreciation	(212,088)	(143,391)
Property, and equipment - net	$179,924	$128,621

NOTE 5. MINERAL PROPERTIES

Nyinahin Mining Concession

Through its wholly-owned subsidiary, Mikite Gold Resources Limited, the Company holds a 100% interest in a mineral concession located in the Ashanti region of Ghana, known as the Nyinahin concession. The Company acquired the concession for total consideration of $1,000,000 in 2008.

As of December 31, 2014, the Company has not identified any proven or probable reserves within the Nyinahin Concession, correspondingly, all exploration activities since the acquisition have been expensed.

Additionally, the prior concession owner retained a 5% net smelter royalty for future production from the property, if any.

Management evaluated the feasibility of sufficient funds to either finance further development and exploration or feasibility in receiving funds from a joint venture partner or acquirer to recover our acquisition costs and determined based upon the remote likelihood of the aforementioned factors that the property was impaired from its current carrying value and has recorded a charge to impairment against the exploratory property for $1,000,000.

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

As of December 31, 2014 the Company has not identified any proven or probable reserves within the Pampana River Concession, correspondingly, all exploration activities since the acquisition have been expensed.

Due the current status of the economic environment, Management evaluated the ability to provide ongoing exploration and operations funding and for the achievement of positive cash flows from operations on the Pampana Concession and determined that the future cash flows were less than the current carrying value of the project. As such, Management recorded a charge to impairment for $753,497 as of the end of the year. The Company continues to seek alternatives to trade into a diamond bearing concession as it reenergizes its focus on generating cash flow to continue to fund operations.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 3,750,000,000 common shares with a par value of $0.001 per share at December 31, 2014.

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

During the quarter ended June 30, 2014, the Company issued 12,004,808 shares upon the conversion of the note payable #3 dated October 2013 for outstanding principal balance of $32,500; 60,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $60,000; 52,099,999 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $78,200; 32,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for total cash of $64,000; 3,200,000 equity units at $0.0025 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.005 per share for total cash of $8,000; 2,857,142 equity units at $0.0035 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.007 per share for total cash of $10,000; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0015 per share or $7,500; the Company issued 5,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $25,000 valued at $0.0025 per share or $12,500.

During the quarter ended September 30, 2014, the Company issued 23,333,333 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $35,000; 5,000,000 equity units at $0.002 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.004 per share for total cash of $10,000; 28,333,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.001 per share for settlement of outstanding principal of $25,000 and accrued interest of $3,333; 5,000,000 equity units at $0.0031 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0025 per share for services valued at $15,500 at the date of issuance.

During the quarter ended December 31, 2014, the Company issued 7,000,000 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $10,500; the Company issued 49,702,688 shares upon the conversion of the note payable #2014-1 dated April 2014 for outstanding principal balance of $41,500; 5,000,000 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for services valued at $7,500 at the date of issuance; the Company issued 2,000,000 common shares as an incentive to provide short-term commercial financing in the amount of $10,000 valued at $0.002 per share or $4,000; the Company issued 43,359,350 shares upon the conversion of the note payable #2014-2 dated May 2014 for outstanding principal balance of $32,500; the Company issued 2,000,000 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for total cash of $3,000; the Company issued 5,000,000 equity units at $0.001 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.002 per share for total cash of $5,000; the Company issued 4,000,000 equity units at $0.0015 for total cash of $6,000; the Company issued 2,000,000 equity units at $0.0015 for total cash of $3,000; 10,000,000 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.003 per share for services valued at $15,000 at the date of issuance.

Outstanding Warrants

On December 31, 2014 and 2013, the Company had warrants outstanding for the purchase of an aggregate of 262,523,472 and 256,266,331 shares of its common stock, which are summarized in the table below:

Warrants	Exercise	Expiration
Outstanding	Price	Date
20,000,000	0.002	7-Mar-15
10,000,000	0.002	13-Mar-15
1,666,666	0.003	17-Mar-15
1,666,666	0.003	24-Mar-15
6,666,666	0.003	28-Mar-15
3,333,333	0.003	1-Apr-15
1,200,000	0.005	2-Apr-15
2,000,000	0.005	4-Apr-15
3,333,333	0.003	7-Apr-15
3,333,333	0.003	8-Apr-15
6,666,667	0.003	17-Apr-15
1,428,571	0.007	23-Apr-15
1,428,571	0.007	29-Apr-15
5,000,000	0.004	6-May-15
10,000,000	0.004	6-May-15
2,000,000	0.004	9-May-15
30,000,000	0.002	9-May-15
9,900,000	0.002	9-May-15
19,000,000	0.002	12-May-15
2,500,000	0.004	12-May-15
1,100,000	0.002	12-May-15
3,400,000	0.003	21-May-15
17,333,333	0.003	6-Jun-15
12,500,000	0.004	6-Jun-15
1,400,000	0.003	16-Jun-15
5,000,000	0.0025	18-Jun-15
3,333,333	0.003	8-Jul-15
5,000,000	0.003	11-Jul-15
5,000,000	0.004	11-Jul-15
28,333,000	0.001	18-Jul-15
5,000,000	0.003	22-Jul-15
5,000,000	0.003	29-Aug-15
5,000,000	0.003	17-Sep-15
7,000,000	0.002	30-Sep-15
5,000,000	0.0025	24-Oct-15
5,000,000	0.003	5-Nov-15
2,000,000	0.003	26-Nov-15
5,000,000	0.003	17-Dec-15
262,523,472

Information relating to warrant activity during the reporting period follows:

			Weighted
			Average
	Number of	Contingent	Exercise
	Warrants	Warrants	Price
Total Warrants outstanding at December 31, 2012	347,092,849	–	0.0053

Plus: Warrants Issued	261,266,331	–	0.0023
Less: Warrants Exercised	–	–	–
Less: Warrants Expired	(352,092,849)	–	0.0053
Total Warrants outstanding at December 31, 2013	256,266,331	–	0.0023

Plus: Warrants Issued	264,523,472	–	0.00261
Less: Warrants Exercised	–	–	–
Less: Warrants Expired	(258,266,331)	–	0.00273
Total Warrants outstanding at December 31, 2014	262,523,472	–	0.0026

The average remaining contractual life of stock warrants as of December 31, 2014 was 0.25 years.

NOTE 7. NOTES PAYABLE

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

On February 20, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $20,000 due and payable in monthly installments of $4,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $24,000 is repaid. Loan was repaid in full during the year.

On March 7, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $25,000 due and payable in monthly installments beginning 60 days after funding of $5,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $30,000 is repaid. The agreement was collateralized by 25,000,000 shares and warrants at 0.001. Starting at 90 days after issuance at the election of the lender, they may convert into collateral shares and warrants at $0.001. On July 11, 2014, the lender elected to convert the entire balance of $25,000 and accrued interest of $3,333 into 28,333,000 collateral shares of the Company.

On March 17, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $25,000 due and payable in monthly installments of $5,000 per month or 15% of net profit from operations, whichever is greater over the next six months until $30,000 is repaid. The agreement is collateralized by 25,000,000 shares and warrants at 0.0025. Starting at 90 days after issuance at the election of the lender, they may convert into collateral shares and warrants at $0.001. The Company issued 5,000,000 shares as inducement to enter into the transaction.

On March 27, 2014, the Company entered into a short-term commercial financing agreement for the placement of dredging machinery in country in the amount of $20,000 due and payable in monthly installments of $500 interest only per month with the the note to be paid in full on October 1, 2014. As of December 31, 2014, this note remains unpaid.

On April 30, 2014, the Company entered into an agreement for the purchase of a backhoe and certain dredging equipment which included a down payment of $15,000 and a note payable in the amount of $75,000. Monthly payments of $7,500 were to begin on June 15, 2014 and continue through March 15, 2015. Due to the ongoing ebola epidemic, the payments were note made due to inability to operate machinery in country. As of December 31, 2014, the entire note payable remains outstanding.

On October 24, 2014, the Company entered into a short-term commercial financing agreement in the amount of $15,000 bearing interest of 15% and due within 180 days for the funding of investment in an outside group in further housing projects in African nations for which the Company would receive a commission on sold units. The Company issued 5,000,000 warrants at $0.0025 as incentive to the lien holder to enter into the financing arrangement. The agreement is collateralized by 15,000,000 shares and 15,000,000 warrants at 0.0025.

On October 27, 2014, the Company entered into a short-term commercial financing agreement in the amount of $8,000 for investment in an outside group in furthering housing projects in African nations. The note was payable within 7 days of issuance including a $1,000 expediting fee. The note was repaid in full including the fee which was recorded to interest expense on October 29, 2014.

On October 27, 2014, the Company entered into a short-term commercial financing agreement in the amount of $20,000 for investment in an outside group in furthering housing projects in African nations. The note was payable within 45 days of issuance including a $2,000 expediting fee. As of December 31, 2014, this note remains unpaid and the expediting fee has been accrued.

On November 18, 2014, the Company entered into a short-term commercial financing agreement in the amount of $25,000 bearing interest of 15% and due within 180 days for the funding of investment in an outside group in further housing projects in African nations for which the Company would receive a commission on sold units. The Company issued 5,000,000 common shares $0.002 as incentive to the lien holder to enter into the financing arrangement. The agreement is collateralized by 50,000,000 shares at 0.005.

On November 18, 2014, the Company entered into a short-term commercial financing agreement in the amount of $10,000 bearing interest of 15% and due within 180 days for the funding of investment in an outside group in further housing projects in African nations for which the Company would receive a commission on sold units. The Company issued 2,000,000 common shares $0.002 as incentive to the lien holder to enter into the financing arrangement. The agreement is collateralized by 20,000,000 shares at 0.005.

On December 11, 2014, the Company entered into a short-term commercial financing agreement in the amount of $25,000 for the term of 45 days bearing a 20% premium. The note was used to smooth the operation in Sierra Leone.

A summary of the outstanding balance for the periods ended December 30, 2014 and December 31, 2013 follows:

	December 31,	December 31,
	2014	2013
Notes Payable	$126,415	$100,585
Cash Received	509,400	67,000
Cash payments made	(134,000)	(67,000)
Equity Loan Settlements	(150,330)	(60,000)
Total Notes Payable	$351,485	$48,085
Less discounts on notes payable	(17,916)	–
Total Notes Payable	$333,836	$48,085

Convertible Promissory notes

During 2014, the Company entered into three separate convertible promissory notes and security purchase agreements (referred to as Convertible Note #1 to #4).

The Company entered into Convertible Note #1 dated April 2014, Convertible Note#2 dated May 2014, Convertible #3 dated July 2014, and Convertible #3 dated November 2014. The notes had a principal amount of $41,500, $32,500, $32,500, and $35,000 respectively.

On January 6, 2014, the convertible note #2013-2 holder converted the remaining unpaid principal balance of $15,500 into 28,620,690 common shares of our stock. On the date of conversion, we recognized a gain in the change of the fair value of the derivative of $465. In addition, we recognized an additional interest expense of $846 related to the conversion of the note.

Convertible Note #2013-3 became convertible in April 2014 at which time we recognized a derivative liability of $65,346 with an offset to debt discount of $32,500 and a derivative expense of $32,846. Additionally, we recognized $1,289 of interest expense related to the debt discount. On April 16, the convertible note holder converted $20,000 of the unpaid principal balance into 7,692,308 shares of common stock. On the date of conversion, we recognized a gain in the change of the fair value of the derivative of $11,401. In addition, we recognized an additional interest expense of $1,092 related to the conversion of the note. On April 23, the convertible note holder converted $12,500 of the unpaid principal balance into 4,312,500 shares of common stock. On the date of conversion, we recognized a loss in the change of the fair value of the derivative of $3,181. In addition, we recognized an additional interest expense of $682 related to the conversion of the note.

On May 12, 2014, the Company elected to exercise its right to extinguish the convertible note #2013-4 in the principal amount of $53,000. Under the terms of the agreement, the Company had to repay 145% of principal plus accrued interest. On May 12, 2014, the Company paid $78,895 in settlement of principal and accrued interest with the difference recorded to interest expense.

On June 6, 2014, the Company elected to exercise its right to extinguish the convertible note #2013-5 in the principal amount of $53,000. Under the terms of the agreement, the Company had to repay 145% of principal plus accrued interest. On June 6, 2014, the Company paid $78,929 in settlement of principal and accrued interest with the difference recorded to interest expense.

Convertible Note #2014-1 became convertible in October 2014 at which time we recognized a derivative liability of $69,553 with an offset to debt discount of $41,500 and a derivative expense of $28,053. Additionally, we recognized $1,646 of interest expense related to the debt discount. On October 22, the convertible note holder converted $10,000 of the unpaid principal balance into 10,000,000 shares of common stock. On the date of conversion, we recognized a gain in the change of the fair value of the derivative of $14,145. In addition, we recognized an additional interest expense of $82 related to the conversion of the note. On October 29, the convertible note holder converted $10,000 of the unpaid principal balance into 10,752,688 shares of common stock. On the date of conversion, we recognized a gain in the change of the fair value of the derivative of $3,494. In addition, we recognized an additional interest expense of $64 related to the conversion of the note. On November 6, the convertible note holder converted the remaining $21,500 of the unpaid principal balance into 28,950,000 shares of common stock. On the date of conversion, we recognized a loss in the change of the fair value of the derivative of $4,342. In addition, we recognized an additional interest expense of $73 related to the conversion of the note.

Convertible Note #2014-2 became convertible in November 2014 at which time we recognized a derivative liability of $64,200 with an offset to debt discount of $32,500 and a derivative expense of $31,700. Additionally, we recognized $1,289 of interest expense related to the debt discount. On November 24, the convertible note holder converted $15,000 of the unpaid principal balance into 18,292,683 shares of common stock. On the date of conversion, we recognized a gain in the change of the fair value of the derivative of $12,445. In addition, we recognized an additional interest expense of $64 related to the conversion of the note. On December 1, the convertible note holder converted the remaining $17,500 of the unpaid principal balance into 25,066,667 shares of common stock. On the date of conversion, we recognized a gain in the change of the fair value of the derivative of $9,036. In addition, we recognized an additional interest expense of $50 related to the conversion of the note.

On Convertible Notes #3 through #4, the Company has recognized accrued interest of $1,470 through December 31, 2014. Interest is recognized over the life of the note which is 9 months from the date of issuance. As of December 31, 2014, Convertible Note #3 may be converted into approximately 48,363,095 common shares of the Company beginning at day 181 since date of issuance and up until the date maturity of the note. As of December 31, 2014, Convertible Note #4 and Convertible may be converted into approximately52,083,333 common shares per note, for a total of 100,446,428, of the Company beginning at day 181 since date of issuance and up until the date maturity of the note.

NOTE 8. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the Company considers as short-term non-interest bearing operational loans and are recorded as related party accounts payable. These expenses are incurred within the normal course of business of the Company.

The Company accrues unpaid management and director fees. A summary of related party transactions for the years ended December 31, 2014 and 2013 follow:

	December 31,	December 31,
	2014	2013
Accounts Payable-Related Party	$43,752	$110,944

Total Related Party	$43,752	$110,944

Additionally, as of December 31, 2014, our current CEO is owed $156,393 for compensation accrued for prior months and reimbursements related to ongoing operations of the business. These amounts are included in accounts payable and accrued liabilities.

NOTE 9. PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740 “Income Taxes” which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,641,401 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $4,689,718. The total valuation allowance is also $1,641,401. Details for the years ended December 31, 2014 and 2013 follow:

	December 31,	December 31,
	2014	2013
Deferred Tax Asset	$842,579	$1,643,598
Valuation Allowance	(842,579)	(1,643,598)

Income Tax Expense	$–	$–

The components of income tax expense for years ended December 31, 2014 and 2013 respectively are as follows:

	December 31,	December 31,
	2014	2013
Change in Net Operating Loss	$195,982	$312,800
Change in Valuation Allowance	(195,982)	(312,800)

Income Tax Expense	$–	$–

The differences between the statutory income tax rates computed at the U.S. federal statutory rate and our effective rate were the following:

Rate
Federal Statutory Rate	34%
Current Loss and NOL Carry Forward	-34%
Net Rate	0%

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Period	Net Operating Loss	Expiration
2003	$30,313	2023
2004	41,362	2024
2005	26,093	2025
2006	39,746	2026
2007	55,103	2027
2008	98,445	2028
2009	122,873	2029
2010	370,508	2030
2010 “True –up”	169,556	2030
2011 Est.	1,467,405	2031
2012	1,380,887	2032
2013	893,702	2033
2014	195,982	2034
Total NOL	$4,891,975

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

The Company’s tax returns currently subject to audit by the Internal Revenue Service are for the periods ended December 31, 2007 and subsequent.

NOTE 10. SUBSEQUENT EVENTS

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

None

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal accounting officer, the effectiveness of our internal control over financial reporting as of December 31, 2014.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal accounting officer concluded that our internal controls over financial reporting were not effective as of December 31, 2014, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

Based on our management’s evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(i)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(ii)	There is a lack of sufficient supervision and review by our management;

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Audit Committee and Audit Committee Financial Expert

As of December 31, 2014, our board of directors determined that one member of our audit committee, consisting of Larry Bigler, qualified as "audit committee financial experts" as defined in Item 407(d)(5)(ii) of Regulation S-K, and Larry Bigler has been determined to be independent.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Levich (1) Director	2013 2014	24,000 24,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	24,000 24,000
Garrett Hale, President, Director (2)	2013 2014	38,500 42,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	38,500 42,000
Gary Houck, Director(3)	2013 2013	21,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	21,000 Nil
Larry Bigler, Director (4)	2013 2014	38,500 24,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	38,500 24,000

_______________

(1)	Mr. Levich was appointed as director of our company on December 21, 2009.

(2)	Mr. Hale was appointed to the Board of Directors and as President of the Company on January 28, 2013.

(3)	Mr. Houck was appointed a member of the Board of Directors on October 16, 2012. Mr Houck resigned from the Board of Directors in August 2013.

(4)	On August 17, 2012, Mr. Bigler was appointed as President and Director. Mr. Bigler resigned as President on January 28, 2013 but remains a director of the company.

Stock Option Grants to our Named Executive Officers

Our company did not grant any stock options to any named executive officers during the year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of December 31, 2014.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended December 31, 2014.

Compensation of Directors

As of December 31, 2014 and through the date of this report, our Directors receive annual compensation of $24,000 with the exception of the Chairman who receives $30,000 annually.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage and Class (1)
Garrett Hale	21,945,333	1.01%
Larry Bigler (2)	24,000,000	1.11%
Robert A. Levich (3)	44,685,000	2.06%
Directors and Officers as a Group	90,630,333	4.17%

Holder of 10% of more	Nil	Nil

_______________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2014. As of December 31, 2014, there were 2,573,976,770 shares of our company’s common stock issued and outstanding.

(2)	Mr. Bigler was appointed as our President and Director on August 12, 2012 and resigned as our President in January 2013.

(3)	Mr. Levich was appointed as director of our company on December 21, 2009.

(4)	Mr. Hale was appointed as President and Director on January 28, 2013.

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

During the years ended December 31, 2014 and 2013 we received operational advances from certain members of our Board and Advisory Board. As of December 31, 2014 and 2013 we had outstanding obligations of $43,752 and $110,944 due to these individuals. The transactions were incurred by these members in the form of direct payment of Company related operating expenses and were approved by the Board of Directors.

Director Independence

We currently act with four (3) directors, consisting of Larry Bigler, Robert A. Levich, and Garrett Hale.  We have determined that Mr. Bigler is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$69,160	$50,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nill	Nil
Total	$69,160	$50,000

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

** To be filed by amendment

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

By: /s/ Garrett Hale Garrett Hale, President and Director Date: April 15, 2015	By: /s/ Larry Bigler Larry Bigler Director Date: April 15, 2015

By: /s/ Robert A. Levich Robert A. Levich Director Date: April 15, 2015

