Form 10-K/A
period 2014-12-31
SUNERGY INC
filed 2015-04-20
CIK 1261487

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

2,653,310,103 as of April 5, 2015

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on April 16, 2015.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit Number	Description

101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema
101.CAL	XBRL Calculation Linkbase
101.DEF	XBRL Definition Linkbase
101.LAB	XBRL Label Linkbase
101.PRE	XBRL Presentation Linkbase

3

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

By: /s/ Garrett Hale Garrett Hale, President and Director Date: April 20, 2015	By: /s/ Larry Bigler Larry Bigler Director Date: April 20, 2015

By: /s/ Robert A. Levich Robert A. Levich Director Date: April 20, 2015