Form 10-Q
period 2015-03-31
SUNERGY INC
filed 2015-05-20
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52767

SUNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

2,688,310,103 as of May 20, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$24,735	$521
Accounts receivable	–	12,490
Prepaid expenses	–	202

Total current assets	24,735	13,213

Long-term assets
Property and equipment, net	152,824	179,924
Other assets	71,751	70,303

Total long-term assets	224,575	250,227

Total assets	$249,310	$263,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$750,987	$697,201
Notes payable	323,333	266,336
Convertible debt, net of discount	35,000	67,500
Accrued interest	829,756	776,205
Accounts payable to related parties	29,100	43,753

Total current liabilities	1,968,176	1,850,995

Total liabilities	1,968,176	1,850,995

Commitments and Contingencies

Stockholders' deficit
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on March 31, 2015 and December 31, 2014 is 2,688,310,103 and 2,573,976,770 respectively	2,688,312	2,573,979
Additional paid-in capital	5,053,220	5,010,180
Accumulated deficit	(9,460,398)	(9,171,714)

Total stockholders' deficit	(1,718,866)	(1,587,555)

Total liabilities and stockholders' deficit	$249,310	$263,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$–	$–

Operating expenses
Depreciation and amortization	27,101	13,467
General and administrative	21,545	48,565
Management salary	10,500	10,500
Exploration and development	49,255	46,755
Professional fees	33,742	7,311

Total expenses	142,143	126,598

Loss from operations	(142,143)	(126,598)

Other income (expenses)
Interest expense	(102,968)	(87,587)
Derivative expense	(12,180)	–
Gain/(Loss) on change in fair value of derivatives	(31,393)	465

Loss before income taxes	(288,684)	(213,720)

Provision for income taxes	–	–

Net loss	$(288,684)	$(213,720)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	2,636,635,103	2,172,456,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities
Net loss	$(288,684)	$(213,720)
Adjustments to reconcile net loss
Depreciation and amortization	27,101	13,467
Non-cash interest expense	102,968	33,587
Gain/Loss on change in fair value of derivative liability	31,393	(465)
Derivative expense	12,180	–
Change in assets and liabilities
(Increase)/decrease in accounts receivable	12,490	–
(Increase)/decrease in prepaid expenses	201	(21,911)
Increase/(decrease) in accrued interest payable	–	54,000
Increase/(decrease) in accounts payable and accrued liabilities	53,786	141,889
Increase/(decrease) in accounts payable to related party	(14,653)	(100,884)

Net cash used in operating activities	(63,218)	(94,037)

Investment activities
Investment in Global Builders Group	(1,448)	–
Acquisition of property and equipment	–	(15,875)

Net cash provided/(used) by investment activities	(1,448)	(15,875)

Financing activities
Proceeds from issuance of debt	65,080	75,000
Repayments of debt	(25,000)	(4,000)
Proceeds from the sale of stock	48,800	45,000

Net cash provided by financing activities	88,880	116,000

Net increase in cash	24,214	6,088

Cash, beginning of period	521	2,463

Cash, end of period	$24,735	$8,551

Supplemental Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash activities:
Stock issued to settle debt	$32,500	$15,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

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

On October 18, 2010, the Company acquired Allied Mining and Supply LLC., a Nevada limited liability company. Allied Mining and Supply LLC also has one subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. As part of the acquisition the Company now has a concession in Sierra Leone. The Company has been in the exploration phase of this concession since the purchase. The Company has three subsidiaries, Allied Mining and Supply, LLC a Nevada Limited Liability Company and Mikite Gold Resources, LTD, a Ghana corporation, and Sunergy Liberia LTD, a Liberia corporation which was formed in December 2013. During 2014, we generated other income $12,490 from the delivery of our first parcel of diamonds, which was not related to our development in mining concession. No material revenues have been generated as of yet. This concession, if determined to be economically feasible, may produce gold and rare metals.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

Cash

Cash include cash in banks and financial instruments which mature within three months of the date of purchase. The Company had no cash equivalents as of March 31, 2015 and December 31, 2014.

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

Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for property and equipment held at March 31, 2015 and December 31, 2014 is five years.

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

NOTE 3. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2015, the Company had an accumulated deficit of $9,460,398. The Company has begun to engage in revenue generating activities through our first diamond parcel sale as of the fourth quarter 2014.  The Company intends to continue with such activity through 2015. The Company continues to incur operating losses and negative cash flows. This raises substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

While we have been successful in raising enough capital to pay for our exploration and general and administrative fees, we have not had the ability to raise any significant additional capital to materially advance our exploration and mining operations. We continue to actively pursue additional sources of capital, however, there is no guarantee these efforts will be successful.

NOTE 4. PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Exploration equipment	$373,759	$373,759
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$392,012	$392,012
Less accumulated depreciation	(239,188)	(212,088)
Property and equipment – net	$152,824	$179,924

NOTE 5. NOTES PAYABLE

During the period ended March 31, 2015 we accrued $54,000 of penalty expense, and $16,917 accretion of debt discount related to financing costs on debt issued during 2014. These amounts are recorded as part of our interest expense reported for the three months then ended. As of March 31, 2015, our outstanding notes payable balance was $323,333 and $35,000 in convertible note agreements net of debt discount, of which $48,085 are in default as of March 31, 2015. The individual notes in default carry daily interest penalties between $100 and $500. Balance of notes payable at December 31, 2015 totaled $266,336 and $67,500 of convertible debt, net of discount, respectively.

Transactions relating to short-term financing are as followings:

On February 9, 2015, the Company entered into an unsecured short-term commercial financing agreement for furthering diamond parcel shipments in the amount of $30,000 plus 10% interest and 10% share of net profit from the shipment due upon receipt of payment by the Company from our Foreign buyer.

On February 26, 2015, the Company entered into a short-term commercial financing agreement for the furtherance of diamond parcel shipments in the amount of $10,080 due and payable in one year.

On March 26, 2015, the Company entered into an unsecured short-term commercial financing agreement for the furtherance of work with Global Builders Group on housing projects within Africa in the amount of $25,000 due and payable in 180 days with interest of 15% annualized.

During the three months ended March 31, 2015, the Company recognized $16,917 of interest expense related accretion of debt discount to the short-term commercial financing agreements issued in 2014.

Transactions related to convertible debt are as follows:

In January 2015, the unpaid and unconverted principal balance due under the July 2014 convertible note of $32,500 was converted by the note holder into 56,333,333 common shares of the company.  In conjunction with conversion of the note, the Company recognized $1,296 of interest expense related to the amortization of the debt discount, $12,180 of interest expense on the related conversion of the note from fair value of common shares issued to the principal amount of debt relieved. The Company recognized a loss on the change in the value of the derivative related to the convertible note from the date the note was convertible till the date of conversion of $131,393.

As of March 31, 2014, Convertible Note #2014-4 from November 2014 in the amount of $35,000 remains outstanding. Convertible Note #2014-4 may be converted into approximately 29,761,905 common shares of the Company beginning at day 181 since date of issuance and up until the date maturity of the note.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The following provides additional information for certain stock transactions that occurred since January 1, 2015. For additional details for all stock transactions please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2014 and filed with the Securities Exchange Commission on April 16, 2015.

A summary of shares issued follows:

•	During the three months March 31, 2015, the Company issued 56,833,333 shares upon the conversion of the note payable #3 dated July 2014 for outstanding principal balance of $32,500; 50,000,000 equity units at $0.0008 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0016 per share for total cash of $40,000; 8,000,000 equity units at $0.0011 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0022 per share for total cash of $8,800.

Outstanding Warrants

On March 31, 2015, the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	3,333,333	0.003	1-Apr-15
	1,200,000	0.005	2-Apr-15
	2,000,000	0.005	4-Apr-15
	3,333,333	0.003	7-Apr-15
	3,333,333	0.003	8-Apr-15
	6,666,667	0.003	17-Apr-15
	1,428,571	0.007	23-Apr-15
	1,428,571	0.007	29-Apr-15
	5,000,000	0.004	6-May-15
	10,000,000	0.004	6-May-15
	2,000,000	0.004	9-May-15
	30,000,000	0.002	9-May-15
	9,900,000	0.002	9-May-15
	19,000,000	0.002	12-May-15
	2,500,000	0.004	12-May-15
	1,100,000	0.002	12-May-15
	3,400,000	0.003	21-May-15
	17,333,333	0.003	6-Jun-15
	12,500,000	0.004	6-Jun-15
	1,400,000	0.003	16-Jun-15
	5,000,000	0.0025	18-Jun-15
	3,333,333	0.003	8-Jul-15
	5,000,000	0.003	11-Jul-15
	5,000,000	0.004	11-Jul-15
	28,333,000	0.001	18-Jul-15
	5,000,000	0.003	22-Jul-15
	5,000,000	0.003	29-Aug-15
	5,000,000	0.003	17-Sep-15
	7,000,000	0.002	30-Sep-15
	5,000,000	0.0025	24-Oct-15
	5,000,000	0.003	5-Nov-15
	2,000,000	0.003	26-Nov-15
	5,000,000	0.003	17-Dec-15
	5,000,000	0.002	15-Jan-16
	16,250,000	0.0016	13-Feb-16
	10,000,000	0.0016	27-Feb-16
	18,750,000	0.0016	3-Mar-16
	8,000,000	0.0022	12-Mar-16
Total	222,523,474

Information relating to warrant activity during the reporting period follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Life
	Warrants	Price	Outstanding
Total Warrants outstanding at December 31, 2014	262,523,472	0.0026	0.42
Plus: Warrants Issued	58,000,000	0.00172	0.90
Less: Warrants Exercised	–	–	0.00
Less: Warrants Expired	(39,999,998)	0.00225	0.00
Total Warrants outstanding at March 31, 2015	222,523,474	0.00312	0.45

NOTE 7. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the Company considers to be in the nature of accounts payable since the obligations are incurred within the normal course of business and classified as related party accounts payable. Certain amounts for unpaid officer and director fees were classified as accounts payable to related parties in prior periods and have been reclassified for the current periods as accounts payable as they relate to normal operating business expenses of the Company. The balance due to related parties was $29,100, and $43,753 as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, Garrett Hale, our CEO, is due $91,000 in wages due from the time he became our CEO in February 2013. Additionally, Mr. Hale incurs expenses in his role as CEO related to payment of expenses in country and travel. As of March 31, 2015, Mr. Hale is owed $88,359 for unpaid reimbursement requests. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2014, Mr. Hale was owed $156,393 for related wages and expenses which is included as accounts payable. Additionally at as of March 31, 2015 and December 31, 2014, Mr. Hale provided short-term funding in the amount of $29,100 and $43,753 respectively that was included in accounts payable to related party payables.

As of March 31, 2015, Mr. Robert Levich, a member of our Board of Directors and former Africa Country manager, is owed $107,967 for wages due to his time as our country manager or fees earned as a member of the Board of Directors. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2014, Mr. Levich was owed $101,967 which was included in accounts payable to related parties. No repayments were made to Mr. Levich during the period ended March 31, 2015. The amounts due Mr. Levich were reclassified to accounts payable due to the incurring of the wages and fees as a normal course of our operating business.

As of March 31, 2015, Mr. Larry Bigler, a member of our Board of Directors and former CEO, is owed $47,500 for wages due to his time as our CEO or fees earned as a member of the Board of Directors. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2014, Mr. Bigler was owed $41,500 which was included in accounts payable to related parties. No repayments were made to Mr. Bigler during the period ended March 31, 2015.

NOTE 8. MINERAL PROPERTIES

Nyinahin Mining Concession

Through its wholly-owned subsidiary, Mikite Gold Resources Limited, the Company holds a 100% interest in a mineral concession located in the Ashanti region of Ghana, known as the Nyinahin concession. The Company acquired the concession for total consideration of $1,000,000 in 2008.

As of March 31, 2014, the Company has not identified any proven or probable reserves within the Nyinahin Concession, correspondingly, all exploration activities since the acquisition have been expensed.

Additionally, the prior concession owner retained a 5% net smelter royalty for future production from the property, if any.

During 2014, management evaluated the feasibility of sufficient funds to either finance further development and exploration or feasibility in receiving funds from a joint venture partner or acquirer to recover our acquisition costs and determined based upon the remote likelihood of the aforementioned factors that the property was impaired from its current carrying value and has recorded a charge to impairment against the exploratory property for $1,000,000.

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

As of March 31, 2015 the Company has not identified any proven or probable reserves within the Pampana River Concession, correspondingly, all exploration activities since the acquisition have been expensed.

During 2014, management evaluated the ability to provide ongoing exploration and operations funding and for the achievement of positive cash flows from operations on the Pampana Concession and determined that the future cash flows were less than the current carrying value of the project. As such, Management recorded a charge to impairment for $753,497 as of the end of the year. The Company continues to seek alternatives to trade into a diamond bearing concession as it reenergizes its focus on generating cash flow to continue to fund operations.

NOTE 9. SUBSEQUENT EVENTS

Since March 31, 2015, our CEO has provided additional short-term funding in the amount of $52,495 as we continue to seek out opportunities to sell diamond parcels.

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

Our work in 2014, and our continued efforts in 2015, consist of focusing our efforts on cash producing mining activities through sponsorships within the concession. Preliminary separations with an Australian equipment company selected to build our proposed pilot plant showed us that rare earth separation would be very expensive in the field. We deferred decisions on deploying the proposed Pilot Plant until we investigated the gold recovery aspect on our Pampana River Concession. Because we wished to be able to sell the recovered gold, we elected to enter into sponsorship agreements with local Artisanal miners. Under these agreements we are allowed to sell the recovered minerals.

In December 2014 we shipped our first diamond parcel to our foreign buyers and in March 2015 received payment against the shipment. We have shipped our second parcel and are currently in the process of selecting and shipping our third parcel and will show income from the diamond sales in Q2 2015. Our expenditures for the next 12 months from March 31, 2015 are projected to be approximately $250,000 inclusive of operations and equipment purchases.

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

Liberia, Sunergy Liberia Limited

In addition, we continue our development work of relationships across the African region which included the opening of a wholly-owned subsidiary in Liberia, Sunergy Liberia Ltd. We started visiting Liberia in October 2013, pursuant to an invitation by a local businessman to come and see what mining and business opportunities were available. Since that time, we have entered into formal agreements to engage in support of existing artisanal (Class C) licensed operations. During the first quarter of 2015, we were unable to identify property with sufficient minerals worthy of continue exploration effort. As such, we are in the process of relocation all dredge and wash plant equipment to Sierra Leone as we continue our increased focus on generating consist revenue. We are now making arrangements to move that equipment to Sierra Leone in May 2015. This equipment will be deployed immediately in support of our mining and sponsorship operations in Sierra Leone. Our expenditures for the 12 months from March 31, 2015 are budgeted to be $10,000 inclusive of operations and equipment purchases.

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

Results of Operations – Three months Ended March 31, 2015 and 2014

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the three months ended March 31, 2015. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Our operating expenses for the three months ended March 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended March 31,
	2015	2014
Depreciation and amortization	$27,101	$13,467
General and administrative	$21,545	$48,565
Management salary	$10,500	$10,500
Exploration and development	$49,255	$46,755
Professional fees	$33,742	$7,311

Revenue

We have begun to engage in revenue generating activities through our first diamond parcel sale as of the fourth quarter 2014. We intend to continue with such activity through 2015.

Expenses

The decrease in operating expenses for the three months ended March 31, 2015, compared to the same period in fiscal 2014, was mainly due to a decrease in general and administrative costs as we reduced our expenditures to focus on generating revenue through the sale of diamond parcels.

Due to the resignation of our predecessor auditor in the first quarter of 2014, there were no audit-related fees recorded in the three months ended March 31, 2014 as we sought a new audit firm to perform the service during that period as compared to March 31, 2015 that the Audit Firm selected to perform the 2014 audit continued through the 2015 audit period as such audit fees payable to the firm are recorded during the first three months ended March 31, 2015. Additionally the fees payable to the respective firm are higher than our predecessor auditor for both our reviews and audits thus causing an additional increase in the three months ended March 31, 2015.

Other Expenses

	Three Months Ended March 31,
	2015	2014
Interest expense	$(102,968)	$(87,587)
Gain/(Loss) on change in fair value of derivatives	$(31,393)	$465)
Derivative expense	$(12,180)	$–

Interest and financing expenses increased primarily relating to accounting for convertible debt and accretion of discount on notes issued during the last three months of 2014 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however; from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

	March 31, 2015	December 31, 2014
Current assets	$24,735	$13,213
Current liabilities	$1,968,176	$1,850,995
Working Capital	$(1,943,441)	$(1,837,782)

Cashflow

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(63,218)	$(94,037)
Net cash used in investing activities	$(1,448)	$(15,875)
Net cash provided by financing activities	$88,880	$116,000
Net increase in cash during period	$24,214	$6,088

During the three months ended March 31, 2015, our net cash used in operating activities decreased due to an increase in expenses being accrued but not paid as compared to March 31, 2015 due to less cash available from financing activities to pay down such accrued expenses. Our net cash used in investing activities decreased for the three months ended March 31, 2015 as compared to March 31, 2014 due to no purchases of equipment being completed in fiscal 2015 as compared to fiscal 2014. Our net cash provided by financing activities decreased for the three months ended March 31, 2015 as compared to March 31, 2014 as we paid down the dredge equipment purchase loan from 2014 and received less proceeds from the issuance of debt.

Our total assets at March 31, 2015 were $249,310. Our financial statements report a net loss of $288,684 for the three months ended March 31, 2015 and an accumulated deficit of $9,460,398. We had a cash balance of $24,735 as of March 31, 2015.

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

During the first three months, the Company has focused its efforts on deploying available equipment within Sierra Leone to mining concessions available to the Company under contract with the mineral concession owner or under our own license and focusing efforts on the continuation of diamond parcel sales to further funding of exploration activities. The company has been successful in covering our on-going operational expenses, through the issuance of equity instruments which will allow a larger percentage of incoming capital to be used to expand our exploration activity.

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

Item 1A. Risk Factors

We have had no material changes in our risk factors as disclosed in our Form 10-K for the year ended December 31, 2014 filed on April 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the three months ended March 31, 2015.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2014 and filed with the Securities Exchange Commission on April 16, 2015.

During the three months March 31, 2015, the Company issued 56,833,333 shares upon the conversion of the note payable #3 dated July 2014 for outstanding principal balance of $32,500; 50,000,000 equity units at $0.0008 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0016 per share for total cash of $40,000; 8,000,000 equity units at $0.0011 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0022 per share for total cash of $8,800.

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

SUNERGY, INC.

Date:	May 20, 2015	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

