Form 10-Q
period 2015-06-30
SUNERGY INC
filed 2015-08-24
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52767

SUNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

2,773,819,963 as of August 19, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$58,058	$521
Accounts receivable	23,000	12,490
Prepaid expenses	–	202

Total current assets	81,058	13,213

Long-term assets
Exploratory properties	–	–
Property and equipment, net	125,723	179,924
Other assets	104,158	70,303

Total long-term assets	229,881	250,227

Total assets	$310,939	$263,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$769,909	$697,201
Notes payable, current portion	335,086	266,336
Convertible debt, net of discount	94,000	67,500
Accrued interest	883,336	776,205
Accounts payable to related parties	40,482	43,753

Total current liabilities	2,122,813	1,850,995

Total liabilities	2,122,813	1,850,995

Commitments and Contingencies

Stockholders' deficit
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on June 30, 2015 and December 31, 2014 is 2,773,819,963 and 2,573,976,770 respectively	2,773,822	2,573,979

Additional paid-in capital	5,111,983	5,010,180
Accumulated deficit	(9,697,679)	(9,171,714)

Total stockholders' deficit	(1,811,874)	(1,587,555)

Total liabilities and stockholders' deficit	$310,939	$263,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$47,567	$–	$47,567	$–

Operating expenses
Depreciation and amortization	27,100	13,468	54,201	26,935
General and administrative	15,060	110,048	36,605	158,613
Management salary	10,500	10,500	21,000	21,000
Exploration and development	16,657	72,545	65,912	119,300
Professional fees	54,924	83,356	88,666	90,667

Total expenses	124,241	289,917	266,384	416,515

(Loss) from operations	(76,674)	(289,917)	(218,817)	(416,515)

Other income (expenses)
Interest expense	(115,581)	(150,933)	(218,549)	(238,520)
Derivative expense	(1,331)	(32,846)	(13,511)	(32,846)
Gain/(Loss) on change in fair value of derivatives	(43,695)	14,582	(75,088)	15,047

(Loss) before income taxes	(237,281)	(459,114)	(525,965)	(672,834)
Provision for income taxes	–	–	–	–
Net (loss)	$(237,281)	$(459,114)	$(525,965)	$(672,834)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic & Diluted	2,720,357,281	2,313,692,903	2,678,727,469	2,243,464,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2015	2014
Operating activities
Net loss	$(525,965)	$(672,834)
Adjustments to reconcile net loss
Depreciation and amortization	54,201	26,935
Stock-based compensation	9,000	–
Non-cash interest expense	218,549	65,687
Gain/Loss on change in fair value of derivative liability	75,088	(15,047)
Derivative expense	13,511	32,846
Change in assets and liabilities
(Increase)/decrease in accounts receivable	(10,510)	–
(Increase)/decrease in prepaid expenses	202	(1,009)
Increase/(decrease) in accrued interest payable	–	118,910
Increase/(decrease) in accounts payable and accrued liabilities	72,708	240,267
Increase/(decrease) in accrued-related party	(3,271)	(84,684)

Net cash used in operating activities	(96,487)	(288,929)

Investment activities
Investment in Global Building Group	(33,855)	–
Acquisition of property and equipment	–	(45,000)

Net cash used in investment activities	(33,855)	(45,000)

Financing activities
Repayments of convertible debt	–	(106,000)
Proceeds from issuance of debt	95,080	115,000
Repayments of debt	(45,000)	(16,000)
Proceeds from issuance of convertible debt	84,000	74,000
Proceeds from the sale of stock	53,800	265,200

Net cash provided by financing activities	187,880	332,200

Net increase / (decrease) in cash	57,538	(1,729)

Cash, beginning of period	521	2,463

Cash, end of period	$58,059	$734

Supplemental Information:
Interest paid	$–	$53,924
Income taxes paid	$–	$–

Non-cash activities:
Stock issued to settle debt	$67,500	$48,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

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

On October 18, 2010, the Company acquired Allied Mining and Supply LLC., a Nevada limited liability company. Allied Mining and Supply LLC also has one subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. As part of the acquisition the Company now has a concession in Sierra Leone. The Company has been in the exploration phase of this concession since the purchase. The Company has three subsidiaries, Allied Mining and Supply, LLC a Nevada Limited Liability Company and Mikite Gold Resources, LTD, a Ghana corporation, and Sunergy Liberia LTD, a Liberia corporation which was formed in December 2013. During the six months ended June 30, 2015, we generated revenue of $47,567 from the delivery of our second and third parcels of diamonds as we continue to focus on generating positive cash flows. A fourth parcel is in transit which is the largest to date. Regular sales and delivery of diamond parcels will continue as our core business.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Cash

Cash include cash in banks and financial instruments which mature within three months of the date of purchase. The Company had no cash equivalents as of June 30, 2015 and December 31, 2014.

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

Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for property and equipment held at June 30, 2015 and December 31, 2014 is five years.

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

Revenue Recognition

The Company recognizes revenue for our sales or services rendered when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonable assured.

NOTE 3. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2015, the Company had an accumulated deficit of $9,697,679. The Company has now begun regular delivery and sales of diamond parcels, with three sold to date and a fourth in transit. We continue to incur operating losses and negative cash flows. This raises substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

While we have been successful in raising enough capital to pay for our mineral exploration and general and administrative fees, we have also had the ability to raise additional capital to finance our diamond parcel sales and delivery operations which are stably ongoing with our foreign buyer(s). We continue to actively pursue additional sources of capital, however, there is no guarantee these efforts will be successful.

NOTE 4. PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Exploration equipment	$373,759	$373,759
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$392,012	$392,012
Less accumulated depreciation	(266,289)	(212,088)
Property and equipment – net	$125,723	$179,924

NOTE 5. NOTES PAYABLE

During the period ended June 30, 2015 we accrued $108,600 of penalty expense, and $24,794 accretion of debt discount related to financing costs on debt issued during 2014. These amounts are recorded as part of our interest expense reported for the six months then ended. As of June 30, 2015, our outstanding notes payable balance was $335,086 and $94,000 in convertible note agreements net of debt discount, of which $48,085 are in default as of June 30, 2015. The individual notes in default carry daily interest penalties between $100 and $500. Balance of notes payable at December 31, 2014 totaled $266,336 and $67,500 of convertible debt, net of discount, respectively.

Transactions relating to short-term financing are as followings:

On February 9, 2015, the Company entered into a short-term commercial financing agreement for furthering the housing and diamond projects in the amount of $30,000 due and payable full in one year.

On February 26, 2015, the Company entered into a short-term commercial financing agreement for the furtherance of diamond parcel shipments in the amount of $10,080 due and payable in one year.

On March 26, 2015, the Company entered into a short-term commercial financing agreement for the furtherance of work with Global Builders Group on housing projects within Africa in the amount of $25,000 due and payable in 180 days with interest of 15% annualized. Additionally, as an inducement to enter into the agreement, the Company issued 2,000,000 restricted shares of our common stock and 2,000,000 one year warrants at an exercise price of $0.0025. The Company allocated proceeds of $4,400 to the stock issued and $2,936 to the warrants issued as a discount to the principal amount due under the note. For the six months ended June 30, 2015, the Company recognized $3,668 of accretion of interest related to this discount.

On April 30, 2015, the Company entered into a short-term commercial financing agreement in the amount of $10,000 for the funding of the second diamond delivery parcel due and payable in 60 days. The agreement carries no interest but the note holder is entitled to a prorated share of the net profit of the diamond parcel after applicable expenses related directly to the acquisition and disposition of the parcel. Additionally, as an inducement to enter into the agreement, the Company issued 1,500,000 restricted shares of our common stock. The Company allocated proceeds of $3,000 to the stock issued as discount to the agreement but which was fully accreted during the period ended June 30, 2015 due to the maturity of the note on that date.

On May 2, 2015, the Company entered into a demand note payable that carries no interest and no due date for acquisition and disposition of the second diamond parcel in the amount of $10,000.

On May 11, 2015, the Company entered into a short-term commercial financing agreement for the funding of travel costs between operations in Sierra Leone due and payable in the earlier of 90 days or completion of the second diamond parcel shipment. The agreement carries no interest. Additionally, as an inducement to enter into the agreement, the Company issued 1,500,000 restricted shares of our common stock and 1,500,000 one year warrants at an exercise price of $0.0015. The Company allocated proceeds of $2,850 to the stock issued and $2,062 to the warrants issued as a discount to the principal amount due under the note. For the six months ended June 30, 2015, the Company recognized $2,456 of accretion of interest related to this discount

During the six months ended June 30, 2015, the Company recognized $24,794 of interest expense related accretion of debt discount to the short-term commercial financing agreements issued in 2014.

Transactions related to convertible debt are as follows:

In January 2015, the unpaid and unconverted principal balance due under the July 2014 convertible note of $32,500 was converted by the note holder into 56,333,333 common shares of the company. In conjunction with conversion of the note, the Company recognized $1,296 of interest expense related to the amortization of the debt discount, $12,180 of interest expense on the related conversion of the note from fair value of common shares issued to the principal amount of debt relieved. The Company recognized a loss on the change in the value of the derivative related to the convertible note from the date the note was convertible till the date of conversion of $31,393.

In May 2015, the unpaid and unconverted principal balance due under the November 2014 convertible note of $35,000 was converted by the note holder into 63,367,003 common shares of the company.  In conjunction with conversion of the note, the Company recognized $1,450 of interest expense related to the amortization of the debt discount, $12,180 of interest expense on the related conversion of the note from fair value of common shares issued to the principal amount of debt relieved. The Company recognized a loss on the change in the value of the derivative related to the convertible note from the date the note was convertible till the date of conversion of $43,694.

On June 24, 2015, the Company entered into a $400,000 Convertible Note. The note carries an original issue discount of $40,000. The note holder can make payments totaling up to $400,000 at its discretion. Each payment would constitute a separate effective date under this agreement and carries a two year maturity date from the effective date of each payment. Each payment is interest free if paid with 90 days from the effective date. The issuer of the note must still pay the prorata share of the original issue discount related to the payment amount. If not paid in full within 90 days, the payment amount will incur a one time interest charge of 12% of the outstanding principal amount. The note holder can convert the outstanding principal amount due under each effective date after 90 days from such effective date at 60% of the lowest trade price in the previous 25 trading days subject to certain additional discounts. On June 24, 2015, the Company received the first payment under the convertible note. As of June 30, 2015, total principal outstanding under terms of this agreement is $30,000.

On June 26, 2015, the Company entered into a $74,000 convertible note. The note carries an original issue discount of $20,000. The note carries no interest rate on the original balance if paid in full by the maturity date of six months from the date of issuance. In the event of default, the note accrues interest at the lesser of 18% or the maximum allowed by law. The Company may repay the note at any time up until 90 days from the date of issuance in the sum of $64,000. The note holder may convert the outstanding principal amount due at any time from the effective date at 65% of the average of the two lowest closing bid prices in the previous 10 trading days immediately prior to conversion subject to certain additional discounts. The Company recognized an original issue discount of $20,000 at the effective date of the agreement. For the six months ended June 30, 2015, the Company recognized an accretion of interest of $10,000 related to the original issue discount under this note. As of June 30, 2015, the total principal outstanding, net of discounts, under terms of this agreement are $64,000.

As of June 30, 2015, the two convertible notes in the amount of $94,000 remains outstanding. $400,000 Convertible Note may be converted into approximately 71,428,571 common shares of the Company beginning at day 90 since effective date and up until the date maturity of the note. $74,000 Convertible Note may be converted into approximately 108,424,908 common shares of the Company since effective date and up until the date maturity of the note.

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

A summary of shares issued follows:

•	During the three months ended March 31, 2015, the Company issued 56,833,333 shares upon the conversion of the note payable #3 dated July 2014 for outstanding principal balance of $32,500; 50,000,000 equity units at $0.0008 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0016 per share for total cash of $40,000; 8,000,000 equity units at $0.0011 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0022 per share for total cash of $8,800.

•	During the three months ended June 30, 2015, the Company issued 2,000,000 equity units at $0.0022 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0025 per share as inducement to enter into a financing agreement; 1,500,000 shares at $0.0002 as inducement to enter into a financing agreement; 1,500,000 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0015 per share as inducement to enter into a financing agreement; 63,367,003 shares upon the conversion of the note payable #4 dated November 2014 for outstanding principal balance of $35,000; 10,000,000 shares at $0.0009 as part of a services agreement valued at $9,000; 7,142,857 shares at $0.0007 per share for total cash of $5,000.

Outstanding Warrants

On June 30, 2015, the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	3,333,333	0.003	8-Jul-15
	5,000,000	0.003	11-Jul-15
	5,000,000	0.004	11-Jul-15
	28,333,000	0.001	18-Jul-15
	5,000,000	0.003	22-Jul-15
	5,000,000	0.003	29-Aug-15
	5,000,000	0.003	17-Sep-15
	7,000,000	0.002	30-Sep-15
	5,000,000	0.0025	24-Oct-15
	5,000,000	0.003	5-Nov-15
	2,000,000	0.003	26-Nov-15
	5,000,000	0.003	17-Dec-15
	5,000,000	0.002	15-Jan-16
	16,250,000	0.0016	13-Feb-16
	10,000,000	0.0016	27-Feb-16
	18,750,000	0.0016	3-Mar-16
	8,000,000	0.0022	12-Mar-16
	2,000,000	0.0025	31-Mar-16
	1,500,000	0.0015	10-May-16
Total	80,666,333

Information relating to warrant activity during the reporting period follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Total Warrants outstanding at December 31, 2014	262,523,472	0.0026
Plus: Warrants Issued	61,500,000	0.00174
Less: Warrants Exercised	–	–
Less: Warrants Expired	(181,857,139)	0.00225
Total Warrants outstanding at June 30, 2015	80,666,333	0.00357

NOTE 7. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the Company considers to be in the nature of accounts payable since the obligations are incurred within the normal course of business and classified as related party accounts payable. Certain amounts for unpaid officer and director fees were classified as accounts payable to related parties in prior periods and have been reclassified for the current periods as accounts payable as they relate to normal operating business expenses of the Company. The balance due to related parties was $40,482, and $43,753 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, Garrett Hale, our CEO, is due $101,500 in wages due from the time he became our CEO in February 2013. Additionally, Mr. Hale incurs expenses in his role as CEO related to payment of expenses in country and travel. As of June 30, 2015, Mr. Hale is owed $99,494 for unpaid reimbursement requests. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable.  As of December 31, 2014, Mr. Hale was owed $156,393 for related wages and expenses which is included as accounts payable. Additionally at as of June 30, 2015 and December 31, 2014, Mr. Hale provided short-term funding in the amount of $40,482 and $43,753 respectively that was included in accounts payable to related party payables.

As of June 30, 2015, Mr. Robert Levich, a member of our Board of Directors and former Africa Country manager, is owed $113,967 for wages due to his time as our country manager or fees earned as a member of the Board of Directors. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2014, Mr. Levich was owed $101,967 which was included in accounts payable to related parties. No repayments were made to Mr. Levich during the period ended June 30, 2015. The amounts due Mr. Levich were reclassified to accounts payable due to the incurring of the wages and fees as a normal course of our operating business.

As of June 30, 2015, Mr. Larry Bigler, a member of our Board of Directors and former CEO, is owed $53,500 for wages due to his time as our CEO or fees earned as a member of the Board of Directors. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2014, Mr. Bigler was owed $41,500 which was included in accounts payable to related parties. No repayments were made to Mr. Bigler during the period ended June 30, 2015.

NOTE 8. MINERAL PROPERTIES

Nyinahin Mining Concession

Through its wholly-owned subsidiary, Mikite Gold Resources Limited, the Company holds a 100% interest in a mineral concession located in the Ashanti region of Ghana, known as the Nyinahin concession. The Company acquired the concession for total consideration of $1,000,000 in 2008.

As of June 30, 2015, the Company has not identified any proven or probable reserves within the Nyinahin Concession, correspondingly, all exploration activities since the acquisition have been expensed.

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

As of June 30, 2015 the Company has not identified any proven or probable reserves within the Pampana River Concession, correspondingly, all exploration activities since the acquisition have been expensed.

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

NOTE 9. SUBSEQUENT EVENTS

On July 17, 2015, we received $15,900 of the remaining $23,000 receivable due under the shipment of the second and third diamond parcels.

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

As used in this quarterly and unaudited report, the terms "we", "us", "our", "our company" and "Sunergy" mean Sunergy, Inc. and our wholly owned subsidiaries, Mikite Gold Resources Limited, a Ghanaian company, Allied Mining and Supply LLC, a Nevada limited liability, which wholly owns Allied Mining and Supply Limited, a Sierra Leone Company and our newly incorporated wholly owned subsidiaries, Sunergy Sierra Leone, Limited a Sierra Leone Company and Sunergy Liberia, Limited, a Liberian Company, unless otherwise stated.

Overview and Current Business

We were incorporated in the State of Nevada, USA, on January 28, 2003. We are an exploration stage mining company engaged in the exploitation of minerals on properties located in Liberia and Sierra Leone, West Africa. In mid 2013, due to the fact that exploration funding was virtually non-existent for small mining companies, we changed our focus and operating model from solely engaging in exploration activities, to pursuing cash flow from placing our existing equipment, 3 dredges, vehicles and our wash plant in Sierra Leone to work in licensed mining activities capable of generating cash flow (exploitation activities). These licensed activities involve cooperative relationships with local artisanal miners and Chiefs where we use our equipment, trained personnel and financial support and earn an interest in their operations. We pursue the same business model in Liberia and we where we have operations.

Sierra Leone: Sunergy Sierra Leone, Limited

With the efforts of our local on ground management team and from Sunergy, Inc. managements continued efforts, relations with the NMA in Sierra Leone , we are now undertaking official licensing arrangements involving cooperative sponsorships of local artisanal miners in the Kono and Kenema mining districts most known for diamond recovery in Sierra Leone. In addition, we are considering a new EXPL license suitable for early bulk sample testing where diamonds and gold are already known to exist in economic quantities. These regions continue to produce the parcels which Sunergy has provided for sale to date. As of the date of filing, we are finalizing the sale of parcel #4 of diamonds to our foreign buyer at this time. Since we began selling diamond parcels in late 2014, we have generated revenue of $60,057 in three parcels to date. We are relocating our wash plant and loader from Liberia to Sierra Leone and will operate under license in support of our diamond washing activities in Sierra Leone. As the next dry season rapidly approaches in October, we will be fully prepared to maximize operations by washing substantial amounts of diamond bearing gravels. Our budget for operations over the next 12 months for Sierra Leone will be approximately $250,000 US.

Liberia: Sunergy Liberia Limited

Our 2 dredges remain in Liberia pending relocation to more productive operations areas in October with the start of the next dry season. We are currently evaluating a couple of locations, that post Ebola have become available for exploitation and appear very promising. On August 4th, 2015, we announced that Sunergy Liberia Limited and our independent power producer partner from northern California, USA had on August 3rd submitted our official Expression of Interest to build, finance, operate and own solar power projects in Liberia over the next 1 ½ years. The funding required for the project is approximately $100 million US dollars. A more detailed cost analysis will be confirmed during preparation of the project feasibility study.

On August 3rd, 2015 we submitted an official Expression of Interest to the Ministry of Lands, Mines and Energy to build, finance, own and operate a utility scale solar power project with the government of Liberia. This is done with our consortium IPP developer and is estimated to cost about $100 million US. The financing will not have any dilutive effect on our stock and will be provided by The Obama Power Africa Fund, which Liberia qualifies and potentially from private institutional investors. Financing will be secured by a form of Power purchase Agreement yet to be defined.

Our Consortium is prepared to offer development and financing for the project thru a Power Purchase Agreement (“PPA”) and sovereign guarantee or implementation agreement, contingent on the project location and requirements, the competency of design and construction contract documents as well as mutually agreeable terms and conditions. The financing has the added benefit that it is fast to procure and is done without any dilutive effect on Sunergy’s shares.

Our partner has offices in Northern California, (USA) and Washington, DC (USA) is an Independent Power Producer (“IPP”) with the mission to develop, finance, own, and manage (operations and maintenance) World-class solar energy facilities. They are actively developing responsible energy projects across the USA, Mexico, Japan and Africa with the flexibility to apply best-of-breed solar energy solutions to specific locations and requirements. They contribute the essential development expertise with regional market knowledge to apply proven solar technologies, EPC management with optimal project financing, and on-going asset management for each location and customer. They mindfully develop projects for environmental responsibility with optimal local community benefits.

The finance offer is a total development solution encompassing development of existing feasibility studies, finance, and project development through the engineering, procurement and construction model. The offer also includes operation and maintenance. Our partner is an active supporter of the White House Power Africa Initiative. US President Barack Obama announced the initiative whose goal is to double access to electricity in sub-Saharan Africa. The United States government has made an initial commitment of more than $7 billion to finance projects, which has been matched by more than $9 billion of US private industry investment. Our Consortium is actively engaged with the Power Africa leadership and will utilize these funds for any project financing strategy pursued in Liberia.

The infrastructure development will be undertaken through a Liberia special purpose vehicle (SPV) with both foreign and local shareholding. This latter vehicle will be responsible for financing the projects and debt repayment. LEC will be responsible for debt repayment through power purchase arrangements. We also propose building a solar training institute (“Solar Academy”) as a stand-alone institution or in conjunction with an existing education facility.

The opportunity to present such a proposal was provided to the Company due to its history within the region and the relationships and contacts that have been developed. If successful, the agreement would provide an opportunity to obtain an additional source of cash flow that would assist in the ongoing exploration, mining, and diamond parcel operations that the Company is currently pursuing. At this time, the Company does not anticipate having to fund any portion of such project as funding would be through the Obama Power Africa Fund, institutional investors and/or Power Purchase Agreements. The Company may receive a fee for facilitation of such agreements and contacts provided.

Our budget for mining operations over the next 12 months is approximately $60,000. The budget for the solar power project will be the responsibility of the Consortium and will be provided by project financing without any dilution to Sunergy shares or shareholders.

Liquidity and Capital Requirements

As we do not have all the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities and our scheduled diamond parcel sales and deliveries.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

The continuation of our business is dependent upon obtaining further financing, a successful program of diamond parcel sales and deliveries, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. To date we have been able to make suitable financial arrangements to continue to operate our business.

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

Results of Operations – Six months Ended June 30, 2015 and 2014

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the six months ended June 30, 2015. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Our operating expenses for the six months ended June 30, 2015 and 2014 are outlined in the table below:

	Six Months Ended June 30,
	2015	2014
Depreciation and amortization	$54,201	$26,935
General and administrative	$36,605	$158,613
Management salary	$21,000	$21,000
Exploration and development	$65,912	$119,300
Professional fees	$88,666	$90,667

Revenue

We are an exploration stage entity but have commenced a renewed focus on the acquisition and disposition of diamond parcels in order to fund and expand our mineral property activities within the region. For the six months ended June 30, 2015, we generated $47,567 in revenue related to diamond parcel sales. We anticipate earning revenues through the regular sale and delivery of diamond parcels through our operations activities.

Expenses

The decrease in operating expenses for the six months ended June 30, 2015, compared to the same period in fiscal 2014, was mainly due to a decrease in general and administrative costs as we reduced our expenditures as we focus on generating revenue through the sale of diamond parcels.

Other Expenses

	Six Months Ended June 30,
	2015	2014
Interest expense/financing cost	$(218,549)	$(238,520)
Gain/(Loss) on change in fair value of derivatives	$(75,088)	$15,047
Derivative expense	$(13,511)	$(32,846)

Interest and financing expenses increased primarily relating to accounting for convertible debt and accretion of discount on notes issued during the last six months of 2014 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Results of Operations – Three months Ended June 30, 2015 and 2014

Our operating expenses for the three months ended June 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended June 30,
	2015	2014
Depreciation and amortization	$27,100	$13,468
General and administrative	$15,060	$110,048
Management salary	$10,500	$10,500
Exploration and development	$16,657	$72,545
Professional fees	$54,924	$83,356

Revenue

We are an exploration stage entity but have commenced a renewed focus on the acquisition and disposition of diamond parcels in order to fund and expand our mineral property activities within the region. For the three months ended June 30, 2015, we generated $47,567 in revenue related to diamond parcel sales. We anticipate earning revenues through the regular sale and delivery of diamond parcels through our operations activities.

Expenses

The decrease in operating expenses for the three months ended June 30, 2015, compared to the same period in fiscal 2014, was mainly due to a decrease in general and administrative costs as we reduced our expenditures as we focus on generating revenue through the sale of diamond parcels.

Other Expenses

	Three Months Ended June 30,
	2015	2014
Interest expense/financing cost	$(115,581)	$(150,933)
Gain/(Loss) on change in fair value of derivatives	$(43,695)	$14,582
Derivative expense	$(1,331)	$(32,846)

Interest and financing expenses decreased primarily relating to accounting for convertible debt that was paid in cash incurring a 145% payment rate for the three months and accretion of discount on notes issued during the last six months of 2014 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however; from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

	June 30, 2015	December 31, 2014
Current assets	$81,059	$13,213
Current liabilities	$2,122,813	$1,850,995
Working Capital	$(2,041,754)	$(1,837,782)

Cashflow

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(96,487)	$(288,929)
Net cash used in investing activities	$(33,855)	$(45,000)
Net cash provided by financing activities	$187,880	$332,200
Net increase/(decrease) in cash during period	$57,538	$(1,729)

Our total assets at June 30, 2015 were $310,939. Our financial statements report a net loss of $525,965 for the six months ended June 30, 2015 and an accumulated deficit of $9,697,679. We had a cash balance of $58,058 as of June 30, 2015.

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

Our principal sources of funds have been from sales of our common stock and we expect this to be consistent for at least the next twelve months. We are now also regularly selling and delivering diamond parcels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the six months ended June 30, 2015.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2014 and filed with the Securities Exchange Commission on April 16, 2015.

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

During the three months ended June 30, 2015, the Company issued 2,000,000 equity units at $0.0022 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0025 per share as inducement to enter into a financing agreement; 1,500,000 shares at $0.0002 as inducement to enter into a financing agreement; 1,500,000 equity units at $0.0015 with each unit consisting of one common share of stock and one 12 month share purchase warrant exercisable at $0.0015 per share as inducement to enter into a financing agreement; 63,367,003 shares upon the conversion of the note payable #4 dated November 2014 for outstanding principal balance of $35,000; 10,000,000 shares at $0.0009 as part of a services agreement valued at $9,000; 7,142,857 shares at $0.0007 per share for total cash of $5,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 23, 2004)
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2008)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on August 26, 2010)
(10)	Material Contracts
10.1	Mineral Property Staking and Purchase Agreement dated April 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2/A filed on June 30, 2004)
10.2	Mining Acquisition Agreement dated October 31, 2008 between our company and General Metals Corporation (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.3	Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and General Metals Corporation. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008)
10.4	Membership Purchase Agreement dated October 18, 2010 between our company and Allied Mining and Supply, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2011)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-K filed on April 20, 2009)
(21)	Subsidiaries of the Registrant
21.1	Allied Mining and Supply, LLC, a Nevada limited liability company Mikite Gold Resources Limited, a Ghanaian company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNERGY, INC.

Date:	August 21, 2015	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

