Form 10-Q
period 2015-09-30
SUNERGY INC
filed 2015-11-23
CIK 1261487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52767

SUNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4828510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14362 N. Frank Lloyd Wright Blvd., Suite 1000, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  2,776,319,963 as of November 11, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

SUNERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$537	$521
Accounts receivable	61,064	12,490
Prepaid expenses	—	202

Total current assets	61,061	13,213

Long-term assets
Exploratory properties	—	—
Property and equipment, net	98,621	179,924
Other assets	104,158	70,303

Total long-term assets	202,779	250,227

Total assets	$264,380	$263,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$755,092	$697,201
Notes payable, current portion	401,410	266,336
Convertible debt, net of discount	74,000	67,500
Accrued interest	942,136	776,205
Accounts payable to related parties	34,416	43,753
Derivative liability	109,538	—

Total current liabilities	2,316,592	1,850,995

Total liabilities	2,316,5922	1,850,995

Commitments and Contingencies

Stockholders' deficit
Common stock, authorized 3,750,000,000 shares, par value $0.001, issued and outstanding on September 30, 2015 and December 31, 2014 is 2,776,319,963 and 2,573,976,770 respectively	2,776,322	2,573,979

Additional paid-in capital	5,112,833	5,010,180
Accumulated deficit	(9,941,367)	(9,171,714)

Total stockholders' deficit	(2,052,212)	(1,587,555)

Total liabilities and stockholders' deficit	$264,380	$263,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$53,964	$—	$101,531	$—

Operating expenses
Depreciation and amortization	27,101	13,467	81,302	40,402
General and administrative	14,000	34,404	50,605	193,017
Management salary	10,500	10,500	31,500	31,500
Exploration and development	70,700	28,122	136,612	147,422
Professional fees	16,889	35,641	105,555	126,308

Total expenses	139,190	122,134	405,574	538,649

(Loss) from operations	(85,226)	(122,134)	(304,043)	(538,649)

Other income (expenses)
Interest expense	(78,924)	(64,177)	(297,473)	(302,697)
Derivative expense	(88,107)	—	(101,618)	(32,846)
Gain/(Loss) on change in fair value of derivatives	8,569	—	(66,519)	15,047

(Loss) before income taxes	(243,688)	(186,311)	(769,653)	(859,145)
Provision for income taxes	—	—	—	—
Net (loss)	$(243,688)	$(186,311)	$(769,653)	$(859,145)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic & Diluted	2,774,113,441	2,428,081,732	2,710,872,192	2,305,679,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2015	2014
Operating activities
Net loss	$(769,653)	$(859,145)
Adjustments to reconcile net loss net cash used in operating activities
Depreciation and amortization	81,302	40,402
Stock-based compensation	9,000	15,500
Non-cash interest expense	294,022	65,686
Gain/Loss on change in fair value of derivative liability	66,518	(15,047)
Derivative expense	101,618	32,846
Change in assets and liabilities
(Increase)/decrease in accounts receivable	(48,574)	—
(Increase)/decrease in prepaid expenses	202	(505)
Increase/(decrease) in accrued interest payable	—	182,086
Increase/(decrease) in accounts payable and accrued liabilities	57,891	251,306
Increase/(decrease) in accrued-related party	(9,337)	(75,282)

Net cash used in operating activities	(217,009)	(362,153)

Investment activities
Investment in Global Building Group	(33,855)	—
Acquisition of property and equipment	—	(45,000)

Net cash used in investment activities	(33,855)	(45,000)

Financing activities
Repayments of convertible debt	—	(106,000)
Proceeds from issuance of debt	201,080	115,000
Repayments of debt	(88,000)	(20,000)
Proceeds from issuance of convertible debt	84,000	106,500
Proceeds from the sale of stock	53,800	310,200

Net cash provided by financing activities	250,880	405,700

Net increase / (decrease) in cash	16	(1,453)

Cash, beginning of period	521	2,463

Cash, end of period	$537	$1,010

Supplemental Information:
Interest paid	$3,450	$54,424
Income taxes paid	$—	$—

Non-cash activities:
Stock issued to settle debt	$67,500	$73,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNERGY, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

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

On October 18, 2010, the Company acquired Allied Mining and Supply LLC., a Nevada limited liability company. Allied Mining and Supply LLC also has one subsidiary, a Sierra Leone company, Allied Mining and Supply Ltd. As part of the acquisition the Company now has a concession in Sierra Leone. The Company has been in the exploration phase of this concession since the purchase. The Company has three subsidiaries, Allied Mining and Supply, LLC a Nevada Limited Liability Company and Mikite Gold Resources, LTD, a Ghana corporation, and Sunergy Liberia LTD, a Liberia corporation which was formed in December 2013. During the nine months ended September 30, 2015, we generated revenue of $101,531 from the delivery of our second, third and fourth parcels of diamonds as we continue to focus on generating positive cash flows. Regular sales and delivery of diamond parcels will continue as our core business.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements filed with SEC on April 15, 2015. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Cash

Cash include cash in banks and financial instruments which mature within three months of the date of purchase. The Company had no cash equivalents as of September 30, 2015 and December 31, 2014.

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

Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for property and equipment held at September 30, 2015 and December 31, 2014 is five years.

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

Revenue Recognition

In accordance with ASC 605 – Revenue Recognition, the Company recognizes revenue for our sales of diamond parcels when each of the following four criteria is met: Established an arrangement with customer which confirmed the price and delivery method and estimated delivery date; diamond parcel has been delivery to a receiving party designated by the customer; and collectability is reasonable assured.

NOTE 3. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2015, the Company had an accumulated deficit of $9,941,367. The Company has now begun regular delivery and sales of diamond parcels, with three sold to date and a fourth in transit. We continue to incur operating losses and negative cash flows. This raises substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Exploration equipment	$373,759	$373,759
Rolling stock	13,500	13,500
Office furniture and equipment	4,753	4,753
Subtotal	$392,012	$392,012
Less accumulated depreciation	(293,391)	(212,088)
Property and equipment – net	$98,621	$179,924

NOTE 5. NOTES PAYABLE

During the period ended September 30, 2015 we accrued $163,800 of penalty expense, we accrued $5,897 of interest on convertible notes issued from 2014 and converted in early 2015, we paid $3,450 of interest on notes payable,we recorded $24,794 accretion of debt discount related to financing costs on notes payable issued during 2014, we recorded $15,798 accretion of debt discount related to shares or warrants issued related to financing costs on notes issued during 2015, we recorded an additional $23, 333 accretion of original issue discount related to convertible notes issued during 2015 and $60,400 of additional interest related to the discount stock price on convertible notes issued during 2014 and converted in early 2015. These amounts are recorded as part of our interest expense reported for the nine months then ended. As of September 30, 2015, our outstanding notes payable balance was $401,410 and $74,000 in convertible note agreements net of debt discount and $109,537 in derivate liability related to convertible note agreements, of which $48,085 are in default as of September 30, 2015. The individual notes in default carry daily interest penalties between $100 and $500. Balance of notes payable at December 31, 2014 totaled $266,336 and $67,500 of convertible debt, net of discount, respectively.

Transactions relating to short-term financing are as followings:

On February 9, 2015, the Company entered into a short-term commercial financing agreement for furthering the housing and diamond projects in the amount of $30,000 due and payable in full in one year. As of September 30, 2015, we have repaid $3,000 of this note.

On February 26, 2015, the Company entered into a short-term commercial financing agreement for the furtherance of diamond parcel shipments in the amount of $10,080 due and payable in one year.

On March 26, 2015, the Company entered into a short-term commercial financing agreement for the furtherance of work with Global Builders Group on housing projects within Africa in the amount of $25,000 due and payable in 180 days with interest of 15% annualized. Additionally, as an inducement to enter into the agreement, the Company issued 2,000,000 restricted shares of our common stock and 2,000,000 one year warrants at an exercise price of $0.0025. The Company allocated proceeds of $4,400 to the stock issued and $2,936 to the warrants issued as a discount to the principal amount due under the note. For the nine months ended September 30, 2015, the Company recognized $7,336 of accretion of interest related to this discount.

On April 30, 2015, the Company entered into a short-term commercial financing agreement in the amount of $10,000 for the funding of the second diamond delivery parcel due and payable in 60 days. The agreement carries no interest but the note holder is entitled to a prorated share of the net profit of the diamond parcel after applicable expenses related directly to the acquisition and disposition of the parcel. Additionally, as an inducement to enter into the agreement, the Company issued 1,500,000 restricted shares of our common stock. The Company allocated proceeds of $3,000 to the stock issued as discount to the agreement but which was fully accreted during the period ended June 30, 2015 due to the maturity of the note on that date. This note was paid on July 1, 2015.

On May 2, 2015, the Company entered into a demand note payable that carries no interest and no due date for acquisition and disposition of the second diamond parcel in the amount of $10,000.

On May 11, 2015, the Company entered into a short-term commercial financing agreement in the amount of $10,000 for the funding of travel costs between operations in Sierra Leone due and payable in the earlier of 90 days or completion of the second diamond parcel shipment. The agreement carries no interest. Additionally, as an inducement to enter into the agreement, the Company issued 1,500,000 restricted shares of our common stock and 1,500,000 one year warrants at an exercise price of $0.0015. The Company allocated proceeds of $2,850 to the stock issued and $2,062 to the warrants issued as a discount to the principal amount due under the note. For the nine months ended September 30, 2015, the Company recognized $4,912 of accretion of interest related to this discount. This note was repaid in full on September 21, 2015.

On August 17, 2015, the Company entered into a short-term commercial financing agreement in the amount of $5,000 for the funding certain mineral licenses in Sierra Leone due and payable in the earlier of 30 days or completion of the next diamond parcel shipment. The agreement carries no interest. Additionally, as an inducement to enter into the agreement, the Company issued 500,000 restricted shares of our common stock. The Company allocated proceeds of $9,450 to the debt and $550 to the stock issued as a discount to the principal amount due under the note. For the nine months ended September 30, 2015, the Company recognized $550 of accretion of interest related to this discount. This note was repaid in full on September 21, 2015.

On September 22, 2015, the Company entered into a short-term commercial financing in the amount of up to $50,000 for the funding of the next parcel shipment due and payable within 30 days or completion of the next diamond parcel shipment. The Lender forwarded two tranches of $20,000 for a total of $40,000 under this agreement for the period ended September 30, 2015. The agreement carries no interest but the note holder is entitled to a prorated share of the net profit of the diamond parcel after applicable expenses related directly to the acquisition and disposition of the parcel. If not paid in full by maturity, the carries a 1% penalty per business day the principal remains outstanding. As of November 11, 2015, this note is in default as the Company has repaid $15,000 of the outstanding principal. Additionally, as an inducement to enter into the agreement, the Company issued 2,000,000 restricted shares of our common stock. The Company allocated proceeds of $2,800 to the stock issued as discount to the agreement which was not accreted due to issuance and funding of the note as of September 30, 2015.

On September 25, 2015, the Company entered into a demand note payable that carries no interest and no due date for acquisition and disposition of diamond parcels in the amount of $31,000.

On September 28, 2015, the Company entered into a short-term commercial financing in the amount of $10,000 for the funding travel and other costs related to the next parcel shipment due and payable within 30 days. The agreement carries interest charge of $1,500 due at the date of maturity. If not paid in full by maturity, the carries a 1% penalty per business day the principal remains outstanding. As of October 25, 2015, this note has been repaid in full including imputed interest.

During the nine months ended September 30, 2015, the Company recognized $24,794 of interest expense related accretion of debt discount to the short-term commercial financing agreements issued in 2014.

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

On June 24, 2015, the Company entered into a $400,000 Convertible Note. The note carries an original issue discount of $40,000. The note holder can make payments totaling up to $400,000 at its discretion. Each payment would constitute a separate effective date under this agreement and carries a two year maturity date from the effective date of each payment. Each payment is interest free if paid with 90 days from the effective date. The issuer of the note must still pay the prorata share of the original issue discount related to the payment amount. If not paid in full within 90 days, the payment amount will incur a one-time interest charge of 12% of the outstanding principal amount. The note holder can convert the outstanding principal amount due under each effective date after 90 days from such effective date at 60% of the lowest trade price in the previous 25 trading days subject to certain additional discounts. On June 24, 2015, the Company received the first payment under the convertible note in the amount of $30,000. On September 22, 2015, the principal sum and any original issue discount of $3,333 and one-time interest charge of $3,600 became convertible at the discretion of the note holder. In conjunction with the ability to convert the note as of that date, the Company calculated the fair market value of the conversion feature using a Black Scholes model with a stock price of $0.0015, an exercise price of $0.00042 based upon $0.0007 the lowest trading price in the prior 25 trading days multiplied by 60%, expected life of 1.75 years, risk-free rate of 0.01%, 188% volatility, and 0% dividend rate resulting in a fair market value of $0.0013431 per share. As of the September 22, 2015, the note was convertible into 87,936,508 common shares resulting in a derivate liability of $118,107.

The Company subsequently revalued the derivative liability as of September 30, 2015 using a stock price of $0.0014, exercise price of $0.00042, expected life of 1.75 years, risk free rate of 0.01%, 187% volatility and 0% dividend rate resulting in a fair market value $0.00124565 per share. As of September 30, 2015, the note is still convertible into 87,936,508 shares resulting in a derivative liability of $109,538 and recognizing a gain on change in value of the derivative from the date it was convertible to the end of the reporting period of $8,569.

On June 26, 2015, the Company entered into a $74,000 convertible note. The note carries an original issue discount of $20,000. The note carries no interest rate on the original balance if paid in full by the maturity date of six months from the date of issuance. In the event of default, the note accrues interest at the lesser of 18% or the maximum allowed by law. The Company may repay the note at any time up until 90 days from the date of issuance in the sum of $64,000. The note holder may convert the outstanding principal amount due at any time after an event of default which includes failing to pay principal and interest at the date of maturity which is six months from the date of issuance. When the note becomes convertible, the note may be converted at 65% of the average of the two lowest closing bid prices in the previous 10 trading days immediately prior to conversion subject to certain additional discounts. The Company recognized an original issue discount of $20,000 at the effective date of the agreement. For the nine months ended September 30, 2015, the Company recognized an accretion of interest of $20,000 related to the original issue discount under this note. As of September 30, 2015, the total principal outstanding, net of discounts, under terms of this agreement are $74,000.

As of September 30, 2015, the second convertible note in the amount of $74,000 remains outstanding. $74,000 Convertible Note may be converted into approximately 81,318,681 common shares of the Company since effective date and up until the date maturity of the note which is six months after June 28, 2015.

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
•

During the three months ended September 30, 2015, the Company issued 500,000 shares at $0.0011 as inducement to enter into a financing agreement; and 2,000,000 shares at $0.0014 as inducement to enter into a financing agreement.

Outstanding Warrants

On September 30, 2015, the Company had warrants outstanding summarized in the table below:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
	5,000,000	0.0025	24-Oct-15
	5,000,000	0.003	5-Nov-15
	2,000,000	0.003	26-Nov-15
	5,000,000	0.003	17-Dec-15
	5,000,000	0.002	15-Jan-16
	16,250,000	0.0016	13-Feb-16
	10,000,000	0.0016	27-Feb-16
	18,750,000	0.0016	3-Mar-16
	8,000,000	0.0022	12-Mar-16
	2,000,000	0.0025	31-Mar-16
	1,500,000	0.0015	10-May-16
Total	78,500,000

Information relating to warrant activity during the reporting period follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Total Warrants outstanding at December 31, 2014	262,523,472	0.0026
Plus: Warrants Issued	61,500,000	0.00174
Less: Warrants Exercised	—	—
Less: Warrants Expired	(245,523,472)	0.00259
Total Warrants outstanding at September 30, 2015	78,500,000	0.00198

NOTE 7. RELATED PARTY TRANSACTIONS

Certain related parties assist in financing operations by personally paying expenses which the Company considers to be in the nature of accounts payable since the obligations are incurred within the normal course of business and classified as related party accounts payable. Certain amounts for unpaid officer and director fees were classified as accounts payable to related parties in prior periods and have been reclassified for the current periods as accounts payable as they relate to normal operating business expenses of the Company. The balance due to related parties was $34,416, and $43,753 as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, Garrett Hale, our CEO, is due $112,000 in wages due from the time he became our CEO in February 2013. Additionally, Mr. Hale incurs expenses in his role as CEO related to payment of expenses in country and travel. As of September 30, 2015, Mr. Hale is owed $99,494 for unpaid reimbursement requests. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable.  As of December 31, 2014, Mr. Hale was owed $156,393 for related wages and expenses which is included as accounts payable. Additionally at as of September 30, 2015 and December 31, 2014, Mr. Hale provided short-term funding in the amount of $34,416 and $43,753 respectively that was included in accounts payable to related party payables.

As of September 30, 2015, Mr. Robert Levich, a member of our Board of Directors and former Africa Country manager, is owed $119,967 for wages due to his time as our country manager or fees earned as a member of the Board of Directors. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2014, Mr. Levich was owed $101,967 which was included in accounts payable to related parties. No repayments were made to Mr. Levich during the period ended September 30, 2015. The amounts due Mr. Levich were reclassified to accounts payable due to the incurring of the wages and fees as a normal course of our operating business.

As of September 30, 2015, Mr. Larry Bigler, a member of our Board of Directors and former CEO, is owed $59,500 for wages due to his time as our CEO or fees earned as a member of the Board of Directors. As these are incurred in the normal course of our business operations, these amounts are included in accounts payable. As of December 31, 2014, Mr. Bigler was owed $41,500 which was included in accounts payable to related parties. No repayments were made to Mr. Bigler during the period ended September 30, 2015.

NOTE 8. MINERAL PROPERTIES

Nyinahin Mining Concession

Through its wholly-owned subsidiary, Mikite Gold Resources Limited, the Company holds a 100% interest in a mineral concession located in the Ashanti region of Ghana, known as the Nyinahin concession. The Company acquired the concession for total consideration of $1,000,000 in 2008.

As of Septmber 30, 2015, the Company has not identified any proven or probable reserves within the Nyinahin Concession, correspondingly, all exploration activities since the acquisition have been expensed.

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

As of September 30, 2015 the Company has not identified any proven or probable reserves within the Pampana River Concession, correspondingly, all exploration activities since the acquisition have been expensed.

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

NOTE 9. SUBSEQUENT EVENTS

Between October 6, 2015 and October 29, 2015, we received $44,464 of monies due for shipment of previous and current diamond parcels.

On October 19, 2015, we received $20,000 in a demand note payable for acquisition and disposition of diamond parcels.

On October 26, 2015, we repaid the September 28, 2015 $10,000 note payable and the accrued interest of $1,500 due without incurring the 1% penalty per business day interest.

On October 26, 2015, we made an initial payment of $5,000 against the September 25, 2015 $40,000 note payable. On October 29, 2015 we made a second payment of $10,000 against the same note. As of the date of this filing, we have $25,000 of the balance that is in default and carries a 1% penalty interest per business day.

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

Sierra Leone: Sunergy Sierra Leone, Limited

With the efforts of our local on ground management team and from Sunergy, Inc. managements continued efforts, relations with the NMA in Sierra Leone , we are now undertaking official licensing arrangements involving cooperative sponsorships of local artisanal miners in the Kono and Kenema mining districts most known for diamond recovery in Sierra Leone. In addition, we are considering a new EXPL license suitable for early bulk sample testing where diamonds and gold are already known to exist in economic quantities. These regions continue to produce the parcels which Sunergy has provided for sale to date. As of the date of filing, we have sold and awaiting final payment on the sale of parcel #5 of diamonds to our foreign buyer at this time. Since we began selling diamond parcels in late 2014, we have generated revenue of $114,021 in three parcels to date. We are relocating our wash plant and loader from Liberia to Sierra Leone and will operate under license in support of our diamond washing activities in Sierra Leone. As the next dry season rapidly approaches, we will be fully prepared to maximize operations by washing substantial amounts of diamond bearing gravels. Our budget for operations over the next 12 months for Sierra Leone will be approximately $250,000 US.

Liberia: Sunergy Liberia Limited

Our 2 dredges remain in Liberia pending relocation to more productive operations areas with the start of the next dry season. We are currently evaluating a couple of locations, that post Ebola have become available for exploitation and appear very promising. On August 4th, 2015, we announced that Sunergy Liberia Limited and our independent power producer partner from northern California, USA had on August 3rd submitted our official Expression of Interest to build, finance, operate and own solar power projects in Liberia over the next 1 ½ years. The funding required for the project is approximately $100 million US dollars. A more detailed cost analysis will be confirmed during preparation of the project feasibility study. We continue to pursue solar projects in Liberia as our recent announcements in November 2015 describe our involvement and application for USAID  funding

On August 3rd, 2015 we submitted an official Expression of Interest to the Ministry of Lands, Mines and Energy to build, finance, own and operate a utility scale solar power project with the government of Liberia. This is done with our consortium IPP developer and is estimated to cost about $100 million US. The financing will not have any dilutive effect on our stock and will be provided by The Obama Power Africa Fund, which Liberia qualifies and potentially from private institutional investors. Financing will be secured by a form of Power purchase Agreement yet to be defined.

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

Results of Operations – Nine months Ended September 30, 2015 and 2014

The following discussion should be read in conjunction with our unaudited financial statements and the related notes contained in this report for the nine months ended September 30, 2015. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this interim report.

Our operating expenses for the nine months ended September 30, 2015 and 2014 are outlined in the table below:

	Nine Months Ended September 30,
	2015	2014
Depreciation and amortization	$81,302	$40,402
General and administrative	$50,605	$193,017
Management salary	$31,500	$31,500
Exploration and development	$136,612	$147,422
Professional fees	$105,555	$126,308

Revenue

We are an exploration stage entity but have commenced a renewed focus on the acquisition and disposition of diamond parcels in order to fund and expand our mineral property activities within the region. For the nine months ended September 30, 2015, we generated $101,531 in revenue related to diamond parcel sales. We anticipate earning revenues through the regular sale and delivery of diamond parcels through our operations activities.

Expenses

The decrease in operating expenses for the nine months ended September 30, 2015, compared to the same period in fiscal 2014, was mainly due to a decrease in general and administrative costs as we reduced our expenditures as we focus on generating revenue through the sale of diamond parcels.

Other Expenses

	Nine Months Ended September 30,
	2015	2014
Interest expense/financing cost	$(297,473)	$(302,697)
Gain/(Loss) on change in fair value of derivatives	$(66,519)	$15,047
Derivative expense	$(101,618)	$(32,846)

Interest and financing expenses increased primarily relating to accounting for convertible debt and accretion of discount on notes issued during the last six months of 2014 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Results of Operations – Three months Ended September 30, 2015 and 2014

Our operating expenses for the three months ended September 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended September 30,
	2015	2014
Depreciation and amortization	$27,101	$13,467
General and administrative	$14,000	$34,404
Management salary	$10,500	$10,500
Exploration and development	$70,700	$28,122
Professional fees	$16,889	$35,641

Revenue

We are an exploration stage entity but have commenced a renewed focus on the acquisition and disposition of diamond parcels in order to fund and expand our mineral property activities within the region. For the three months ended September 30, 2015, we generated $53,964 in revenue related to diamond parcel sales. We anticipate earning revenues through the regular sale and delivery of diamond parcels through our operations activities.

Expenses

The decrease in operating expenses for the three months ended September 30, 2015, compared to the same period in fiscal 2014, was mainly due to a decrease in general and administrative costs as we reduced our expenditures as we focus on generating revenue through the sale of diamond parcels.

Other Expenses

	Three Months Ended September 30,
	2015	2014
Interest expense/financing cost	$(75,324)	$(64,177)
Gain/(Loss) on change in fair value of derivatives	$8,569	$—
Derivative expense	$(88,107)	$—

Interest and financing expenses decreased primarily relating to accounting for convertible debt that was paid in cash incurring a 145% payment rate for the three months and accretion of discount on notes issued during the last six months of 2014 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Equity Compensation

We currently do not have any formalized stock option or equity compensation plans or arrangements however; from time to time we settle obligations via the issuance of equity and equity-linked instruments.

Liquidity and Financial Condition

	September 30, 2015	December 31, 2014
Current assets	$61,601	$13,213
Current liabilities	$2,316,591	$1,850,995
Working Capital	$(2,254,990)	$(1,837,782)

Cashflow

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(217,009)	$(362,153)
Net cash used in investing activities	$(33,855)	$(45,000)
Net cash provided by financing activities	$250,880	$405,700
Net increase/(decrease) in cash during period	$16	$(1,453)

Our total assets at September 30, 2015 were $264,380. Our financial statements report a net loss of $769,653 for the nine months ended September 30, 2015 and an accumulated deficit of $9,941,367. We had a cash balance of $537 as of September 30, 2015.

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

During the first nine months, the Company has focused its completing diamond parcel sales to generate cash to further its efforts on deploying available equipment within Sierra Leone to mining concessions available to the Company under contract with the mineral concession owner or under our own license and focusing efforts on the continuation of diamond parcel sales to further funding of exploration activities. The company has been successful in covering our on-going operational expenses, through the issuance of equity instruments which will allow a larger percentage of incoming capital to be used to expand our exploration activity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the nine months ended September 30, 2015.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended December 31, 2014 and filed with the Securities Exchange Commission on April 16, 2015.

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

During the three months ended September 30, 2015, the Company issued 500,000 shares at $0.0011 as inducement to enter into a financing agreement; and 2,000,000 shares at $0.0014 as inducement to enter into a financing agreement.

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

SUNERGY, INC.

Date:	November 23, 2015	By:	/s/ Garrett Hale
		Name:	Garrett Hale
		Title:	Chief Executive Officer, President, Director
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)